Form 10-Q
period 2014-09-30
American Realty Capital Healthcare Trust III, Inc.
filed 2014-11-14
CIK 1609234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________
Commission file number: 333-196302
American Realty Capital Healthcare Trust III, Inc.
(Exact name of registrant as specified in its charter)

Maryland	38-3930747
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
405 Park Ave., 14th Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)
(212) 415-6500
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒ The registrant's registration statement on Form S-11, as amended (SEC File No. 333-196302), was declared effective on August 20, 2014. This is the first report required to be filed by Section 13 or 15(d) of the Securities and Exchange Act since that date.

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of October 31, 2014, the registrant had 11,554 shares of common stock outstanding.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC.
(A Maryland Corporation in the Development Stage)

INDEX TO FINANCIAL STATEMENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheet as of September 30, 2014 (Unaudited)	3
Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended September 30, 2014 and for the Period from April 24, 2014 (Date of Inception) to September 30, 2014 (Unaudited)	4
Consolidated Statement of Stockholder's Equity (Deficit) for the Period from April 24, 2014 (Date of Inception) to September 30, 2014 (Unaudited)	5
Consolidated Statements of Cash Flows for the Three Month Ended September 30, 2014 and for the Period from April 24, 2014 (Date of Inception) to September 30, 2014 (Unaudited)	6
Notes to Consolidated Financial Statements (Unaudited)	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	25

PART II - OTHER INFORMATION	26

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3. Defaults Upon Senior Securities	27

Item 4. Mine Safety Disclosures	27

Item 5. Other Information	27

Item 6. Exhibits	27

Signatures	28

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC.
(A Maryland Corporation in the Development Stage)

CONSOLIDATED BALANCE SHEET
(In thousands, except for share and per share data)

September 30, 2014
(Unaudited)
ASSETS
Cash	$1
Total assets	$1

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Accounts payable and accrued expenses	$1,619
Total liabilities	1,619

Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 11,554 shares of common stock issued and outstanding as of September 30, 2014	—
Additional paid-in capital	(1,574)
Accumulated deficit during the development stage	(44)
Total stockholder's equity (deficit)	(1,618)
Total liabilities and stockholder's equity (deficit)	$1

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC.
(A Maryland Corporation in the Development Stage)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended	Period from April 24, 2014 (date of inception) to
	September 30, 2014	September 30, 2014
Revenues	$—	$—

Expenses:
General and administrative	28	44
Total expenses	28	44
Net loss	$(28)	$(44)
Comprehensive loss	$(28)	$(44)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC.
(A Maryland Corporation in the Development Stage)

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
For the Period from April 24, 2014 (Date of Inception) to September 30, 2014
(In thousands except for share data)
(Unaudited)

	Common Stock			Accumulated Deficit During the Development Stage
	Number of Shares	Par Value	Additional Paid-in Capital		Total Stockholder's Equity (Deficit)
Balance, April 24, 2014	—	$—	$—	$—	$—
Issuance of common stock	8,888	—	200	—	200
Common stock offering costs	—	—	(1,775)	—	(1,775)
Share-based compensation	2,666	—	1	—	1
Net loss	—	—	—	(44)	(44)
Balance, September 30, 2014	11,554	$—	$(1,574)	$(44)	$(1,618)

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC.
(A Maryland Corporation in the Development Stage)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended	Period from April 24, 2014 (date of inception) to
	September 30, 2014	September 30, 2014
Cash flows from operating activities:
Net loss	$(28)	$(44)
Adjustment to reconcile net loss to net cash used in operating activities:
Share-based compensation	1	1
Changes in assets and liabilities:
Accounts payable and accrued expenses	(87)	155
Net cash provided by operating activities	(114)	112
Cash flows from financing activities:
Proceeds from issuance of common stock	—	200
Payments of offering costs	(220)	(1,124)
Advances from affiliate	335	813
Net cash used by financing activities	115	(111)
Net change in cash	1	1
Cash, beginning of period	—	—
Cash, end of period	$1	$1

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Note 1 — Organization
American Realty Capital Healthcare Trust III, Inc. (the "Company") was incorporated on April 24, 2014 as a Maryland corporation that intends to elect and qualify to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2014. On August 20, 2014, the Company commenced its ongoing initial public offering (the "IPO") on a "reasonable best efforts" basis of up to $3.125 billion of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-196302) (as amended, the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. The Registration Statement also covers up to 26.3 million shares of common stock available pursuant to a distribution reinvestment plan (the "DRIP") under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.
As of September 30, 2014, the Company had 11,554 shares of common stock outstanding, including unvested restricted shares, and had received total gross proceeds from the IPO of $0.2 million. As of September 30, 2014, the aggregate value of all share issuances and subscriptions of common stock outstanding, including issuances of restricted shares was $0.3 million based on a per share value of $25.00. Until the net asset value ("NAV") pricing date (as described below), the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will be equal to $23.75 per share, which is equal to 95% of the offering price in the IPO. Beginning with the NAV pricing date, the per share price for shares in the IPO and under the DRIP will vary quarterly and will be equal to the Company’s per share NAV as determined by American Realty Capital Healthcare III Advisors, LLC (the “Advisor”), plus applicable commissions and fees, in the case of the IPO, and the per share purchase price in the DRIP will be equal to the NAV per share. The Company reserves the right to reallocate shares covered in the Registration Statement between the IPO and the DRIP. The NAV pricing date means the date on which the Company files its Quarterly Report on Form 10-Q (or Annual Report on Form 10-K should such filing constitute the applicable quarterly financial filing) with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the second full fiscal quarter following the earlier of (i) the date on which the Company has invested all of the net proceeds of its IPO, plus the net proceeds from debt financing equal to its target leverage ratio, but excluding working capital reserves and facilities and (ii) August 20, 2017, which is three years from the effective date of the IPO.
The Company was formed to primarily acquire a diversified portfolio of healthcare-related assets including medical office buildings, seniors housing and other healthcare-related facilities. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. As of September 30, 2014, the Company had not acquired any real estate investments.
Substantially all of the Company's business is conducted through American Realty Capital Healthcare Trust III Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. The Company is the sole general partner and holds all of the units of limited partner interests in the OP ("OP units"). Additionally, the Advisor expects to contribute $2,020 to the OP in exchange for 90 OP units, which will represent a nominal percentage of the aggregate OP ownership. A holder of limited partner interests has the right to convert OP units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the holders of limited partner interests in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
The Company has no paid employees. The Advisor has been retained to manage the Company's affairs on a day-to-day basis. The Company also has retained American Realty Capital Healthcare III Properties, LLC (the "Property Manager") to serve as the Company's property manager. Realty Capital Securities, LLC (the "Dealer Manager") serves as the dealer manager of the IPO. The Advisor, the Property Manager and the Dealer Manager are under common control with the parent of American Realty Capital VII, LLC (the "Sponsor"), the Company's sponsor, as a result of which they are related parties, and each of which will receive compensation, fees and other expense reimbursements for services related to the IPO and the investment and management of the Company's assets. The Advisor, Property Manager and Dealer Manager will receive fees during the Company's offering, acquisition, operational and liquidation stages.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended September 30, 2014 and the period from April 24, 2014 (date of inception) to September 30, 2014 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the period from April 24, 2014 (date of inception) to May 21, 2014, which are included in the Registration Statement. There have been no significant changes to Company's significant accounting policies other than the updates described below.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary.
Deferred Costs
Deferred costs consist of deferred offering costs. Deferred offering costs represent professional fees, fees paid to various regulatory agencies and other costs incurred in connection with registering to sell shares of the Company's common stock. As of September 30, 2014, the Company had no deferred costs.
Development Stage Entity
The Company complies with the reporting requirements of development stage entities ("DSEs"). Pursuant to the terms of the IPO, the Company must receive proceeds of $2.0 million in connection with the sale of common stock in order to break escrow and commence operations. As of September 30, 2014, the Company had not reached such threshold, purchased any properties or earned any income. Accordingly, earnings per share has not been completed and is not deemed meaningful for the period from April 24, 2014 (date of inception) to September 30, 2014.
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued new accounting guidance clarifying the accounting and disclosure requirements for obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. The new guidance was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
In April 2014, the FASB amended the requirements for reporting discontinued operations. Under the revised guidance, in addition to other disclosure requirements, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale, disposed of by sale or other than by sale. The Company has adopted the provisions of this guidance effective January 1, 2014, and have applied the provisions prospectively. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
In May 2014, the FASB issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is not permitted under GAAP. The revised guidance allows entities to apply the full retrospective or modified retrospective

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

transition method upon adoption. The Company has not yet selected a transition method and is currently evaluating the impact of the new guidance.
In June 2014, the FASB issued guidance updating the reporting requirements for DSEs. The updated guidance removes the financial reporting distinction between DSEs and other reporting entities from GAAP. Further, the guidance eliminates the requirements for DSEs to present inception-to-date information in the statements of income, cash flows and shareholder equity, label the financial statements as those of a DSE, disclose a description of the development stage activities in which the entity is engaged and disclose in the first year in which the entity is no longer a DSE that in prior years it had been in the development stage. The revised guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. Early adoption is permitted under GAAP for any annual period or interim period for which financial statements have not been issued or made available. Changes within the revised guidance will be applied retrospectively upon adoption. The Company has to date elected against early adoption, and will continue to evaluate the impact of the new guidance.
Note 3 — Commitments and Contingencies
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. The Company did not own any properties as of September 30, 2014, has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 4 — Related Party Transactions and Arrangements
As of September 30, 2014, American Realty Capital Healthcare III Special Limited Partnership, LLC (the "Special Limited Partner"), an entity controlled by the Sponsor, owned 8,888 shares of the Company's outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. As of September 30, 2014, the Company had $0.8 million payable to affiliated entities, primarily related to funding the payment of regulatory filing fees, third party professional fees and offering costs.
Fees Paid in Connection with the IPO
The Dealer Manager is paid fees and compensation in connection with the sale of the Company's common stock in the IPO. The Dealer Manager is paid a selling commission of up to 7.0% of the per share purchase price of our offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager will receive up to 3.0% of the gross proceeds from the sale of shares, before reallowance to participating broker-dealers, as a dealer manager fee. The Dealer Manager may reallow its dealer manager fee to such participating broker-dealers. A participating broker dealer may elect to receive a fee equal to 7.5% of the gross proceeds from the sale of shares (not including selling commissions and dealer manager fees) by such participating broker dealer, with 2.5% thereof paid at the time of such sale and 1.0% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. If this option is elected, the dealer manager fee will be reduced to 2.5% of gross proceeds (not including selling commissions and dealer manager fees). No such fees have been incurred from the Dealer Manager during the period from April 24, 2014 (date of inception) to September 30, 2014.
The Advisor and its affiliates may receive compensation and reimbursement for services relating to the IPO, including transfer agent services provided by an affiliate of the Dealer Manager. All offering costs incurred by the Company or its affiliated entities on behalf of the Company are charged to additional paid-in capital on the accompanying balance sheet as of September 30, 2014. During the period from April 24, 2014 (date of inception) to September 30, 2014, the Company has not incurred any offering costs reimbursements from the Advisor and Dealer Manager. The Company is responsible for offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs in excess of the 2.0% cap as of the end of the IPO are the Advisor's responsibility. As of September 30, 2014, offering and related costs exceeded 2.0% of gross proceeds received from the IPO by $1.7 million, due to the on-going nature of the offering process and that many expenses were paid before the IPO commenced.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Fees Paid in Connection With the Operations of the Company
The Advisor will receive an acquisition fee of 1.5% of the contract purchase price of each property acquired (including the Company's pro rata share of any indebtedness assumed or incurred) or 1.5% of the amount advanced for a loan or other investment (including the Company's pro rata share of any indebtedness assumed or incurred in respect of the investment). The Advisor may be also reimbursed for acquisition costs incurred in the process of acquiring properties, which is expected to be approximately 0.5% of the contract purchase price. In no event will the total of all acquisition fees, acquisition expenses and any financing coordination fees (as described below) payable with respect to a particular investment exceed 4.5% of the contract purchase price or 4.5% of the amount advanced for a loan or other investment. Once the proceeds from the IPO have been fully invested, the aggregate amount of acquisition fees and any financing coordination fees (as described below) may not exceed 2.0% of the contract purchase price for all the assets acquired. No acquisition fees were incurred or forgiven during the period from April 24, 2014 (date of inception) to September 30, 2014.
If the Advisor provides services in connection with the origination or refinancing of any debt that the Company obtains and uses to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay the Advisor a financing coordination fee equal to 0.75% of the amount available and/or outstanding under such financing, subject to certain limitations. No financing coordination fees were incurred during the period from April 24, 2014 (date of inception) to September 30, 2014.
For its asset management services, the OP will issue restricted Class B units in the OP ("Class B Units") to the Advisor on a quarterly basis in an amount equal to: (A) the excess of (i) the cost of the Company's assets multiplied by 0.1875% (or the lower of the cost of assets and the applicable quarterly NAV multiplied by 0.1875%, once the Company begins calculating NAV) less (ii) any amounts payable as an oversight fee for such calendar quarter divided by (B) the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the IPO price minus selling commissions and dealer manager fees) and, at such time as the Company calculates NAV, to per share NAV. The Class B units are intended to be profits interests and will vest, and no longer be subject to forfeiture, at such time as: (a) the value of the operating partnership’s assets plus all distributions made by the company to its stockholders equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pre-tax, non-compounded return thereon, or the "economic hurdle"; or (b) any one of the following events occurs: (i) a listing of our common stock on a national securities exchange; (ii) a transaction to which we or our operating partnership is a party, as a result of which OP Units or our common stock are or will be exchanged for or converted into the right, or the holders of such securities will otherwise be entitled, to receive cash, securities or other property or any combination thereof; or (iii) the termination of the advisory agreement without cause; provided that the advisor pursuant to the advisory agreement is providing services to us immediately prior to the occurrence of an event of the type described in this clause, unless the failure to provide such services is attributable to the termination without cause of the advisory agreement by an affirmative vote of a majority of our independent directors after the economic hurdle described above has been met. Such Class B units will be forfeited immediately if: (a) the advisory agreement is terminated other than by an affirmative vote of a majority of the Company's independent directors without cause. The value of issued Class B units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. The Advisor will receive distributions on unvested Class B units equal to the distribution rate received on the Company's common stock. Such distributions on issued Class B units will be expensed in the consolidated statement of operations and comprehensive loss until the performance condition is considered probable to occur. No Class B units have been approved by the Company's boad of directors for issuance as of September 30, 2014.
Unless the Company contracts with a third party, the Company will pay the Property Manager a property management fee of 1.5% of gross revenues from the Company's stand-alone, single-tenant net leased properties and 2.5% of gross revenues from all other types of properties, respectively. The Company will also reimburse the Property Manager for property level expenses. The Property Manager may subcontract the performance of its property management and leasing services duties to third parties and pay all or a portion of its property management fee to the third parties with whom it contracts for these services. If the Company contracts directly with third parties fur such services, the Company will pay them customary market fees and will pay the Property Manager an oversight fee of up to 1.0% of the gross revenues of the property managed. No property management fees were incurred during the period from April 24, 2014 (date of inception) to September 30, 2014.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

The Company will reimburse the Advisor's costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt, impairments or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company will reimburse the Advisor for personnel costs in connection with other services during the operational stage; however, the Company may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. No reimbursement was incurred from the Advisor for providing services during the period from April 24, 2014 (date of inception) to September 30, 2014.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to waive certain fees. If the Advisor waives certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor in cash. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs. No fees were forgiven or expenses were absorbed by the Advisor during the period from April 24, 2014 (date of inception) to September 30, 2014.
Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets
The Company will pay the Advisor an annual subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholders' capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year. This fee will be payable only upon the sale of assets, distributions or other event which results in the return on stockholders' capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the period from April 24, 2014 (date of inception) to September 30, 2014.
The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services are provided in connection with the sale. No such fees were incurred during the period from April 24, 2014 (date of inception) to September 30, 2014.
The Company will pay the Special Limited Partner a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax non-compounded return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in the net sales proceeds unless investors have received a return of their capital plus a return equal to a 6.0% cumulative non-compounded return on their capital contributions. No participation in net sales proceeds was incurred during the period from April 24, 2014 (date of inception) to September 30, 2014.
If the Company's shares of common stock are listed on a national exchange, the Special Limited Partner will receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the Company's market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Company cannot assure that it will provide this 6.0% return but the Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a 6.0% cumulative, pre-tax non-compounded return on their capital contributions. No such distribution was incurred during the period from April 24, 2014 (date of inception) to September 30, 2014. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in the net sales proceeds and the subordinated listing distribution.
Upon termination or non-renewal of the advisory agreement with the Advisor, with or without cause, the Special Limited Partner will be entitled to receive distributions from the OP equal to 15% of the amount by which the sum of the Company's market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6% cumulative, pre-tax, non-compounded return to investors. The Special Limited Partner may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Note 5 — Economic Dependency
Under various agreements, the Company has engaged or will engage the Advisor and its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company's common stock available for issue, as well as other administrative responsibilities for the Company including accounting services and investor relations.
As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.
Note 6 — Share-Based Compensation
Restricted Share Plan
The Company has an employee and director incentive restricted share plan (the "RSP"), which provides for the automatic grant of 1,333 restricted shares of common stock to each of the independent directors, without any further action by the Company's board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder's meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20.0% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company's directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The total number of common shares granted under the RSP shall not exceed 5.0% of the Company's outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 3.4 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
Restricted share awards entitle the recipient to receive common shares from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares.
The fair value of the shares will be expensed over the vesting period of five years. There have been 2,666 restricted shares granted under the RSP at $22.50 per share during the period from April 24, 2014 (date of inception) to September 30, 2014. Compensation expense related to restricted stock of $1,000 for the period from April 24, 2014 (date of inception) to September 30, 2014 has been recorded in the Company’s financial statements. As of September 30, 2014, the Company had approximately $59,000 of unrecognized compensation cost related to unvested restricted stock award grants under the Company's RSP. That cost is expected to be recognized over a weighted average period of 4.9 years.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no such shares of common stock issued in lieu of cash during the period from April 24, 2014 (date of inception) to September 30, 2014.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Note 7 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following event:
Management Update
On November 12, 2014, in light of his recent appointment as chief executive officer of RCS Capital Corporation, Edward M. Weil, Jr. resigned from his roles as president, treasurer and secretary of the Company, effective as of that same date. Mr. Weil did not resign pursuant to any disagreement with the Company. Simultaneously with Mr. Weil’s resignation, the Company’s board of directors appointed Thomas P. D’Arcy, currently the chief executive officer of the Company, to serve as the Company’s president and secretary. Mr. D’Arcy will also continue to serve in his capacity as chief executive officer of the Company. Also simultaneously with Mr. Weil’s resignation, the Company’s board of directors appointed Edward F. Lange, Jr., currently the chief financial officer and chief operating officer of the Company, to serve as the Company’s treasurer. Mr. Lange will also continue to serve in his capacity as chief financial officer and chief operating officer of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of American Realty Capital Healthcare Trust III, Inc. and the notes thereto. As used herein, the terms the "Company," "we," "our" and "us" refer to American Realty Capital Healthcare Trust III, Inc., a Maryland corporation, including, as required by context, American Realty Capital Healthcare Trust III Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the "OP," and its subsidiaries. The Company is externally managed by American Realty Capital Healthcare III Advisors, LLC (our "Advisor"), a Delaware limited liability company. Capitalized terms used herein, but not otherwise defined, have the meaning ascribed to those terms in "Part I — Financial Information" included in the notes to the consolidated financial statements and contained herein.
Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of the Company and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as "may," "will," "seeks," "anticipates," "believes," "estimates," "expects," "plans," "intends," "should" or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We have a limited operating history and no established financing sources, which makes our future performance difficult to predict.

•
All of our executive officers are also officers, managers and/or holders of a direct or indirect controlling interest in our Advisor, our dealer manager, Realty Capital Securities, LLC (the "Dealer Manager"), and other American Realty Capital affiliated entities. As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's compensation arrangements with us and other investment programs advised by American Realty Capital affiliates and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions.

•
Because investment opportunities that are suitable for us may also be suitable for other American Realty Capital advised investment programs, our Advisor and its affiliates face conflicts of interest relating to the purchase of properties and other investments and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could reduce the investment return to our stockholders.

•	No public market currently exists, or may ever exist, for shares of our common stock which are, and may continue to be, illiquid.

•
Our initial public offering of common stock (the "IPO"), which commenced on August 20, 2014, is a blind pool offering and you may not have the opportunity to evaluate our investments before you make your purchase of our common stock, thus making your investment more speculative.

•	We focus on acquiring a diversified portfolio of healthcare-related assets located in the United States and are subject to risks inherent in concentrating investments in the healthcare industry.

•
The healthcare industry is heavily regulated, and new laws or regulations, changes to existing laws or regulations, loss of licensure or failure to obtain licensure could result in the inability of tenants to make lease payments to us.

•
We are depending on our Advisor to select investments and conduct our operations. Adverse changes in the financial condition of our Advisor or our relationship with our Advisor could adversely affect us.

•
We are depending on our Advisor to select investments and conduct our operations. If we and our Advisor are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions.

•	We may be unable to pay or maintain cash distributions or increase distributions over time.

•	We are obligated to pay fees, which may be substantial, to our Advisor and its affiliates.

•	We depend on tenants for our revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

•
We are permitted to pay distributions from unlimited amounts of any source. Until substantially all of the proceeds from our IPO are invested, we may use proceeds from our IPO and financings to fund distributions until we have sufficient cash flows from operations. There are no established limits on the amount of net proceeds and borrowings that we may use to fund distribution payments, except in accordance with our organizational documents and Maryland law.

•	Any distributions may reduce the amount of capital we ultimately invest in properties and other permitted investments and negatively impact the value of our stockholders' investment.

•
We have not and may not in the future generate cash flows sufficient to pay our distributions to stockholders, as such, we may be forced to borrow at higher rates or depend on our Advisor to waive reimbursement of certain expenses and fees to fund our operations.

•	We are subject to risks associated with any dislocations or liquidity disruptions that may exist or occur in the credit markets of the United States from time to time.

•
We may fail to qualify, or continue to qualify, to be treated as a real estate investment trust ("REIT") for U.S. federal income tax purposes, which would result in higher taxes, may adversely affect our operations and would reduce our net asset value ("NAV") and cash available for distributions.

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"), and thus subject to regulation under the Investment Company Act.

•
Commencing on the NAV pricing date, the offering price and repurchase price for our shares, including shares sold pursuant to our DRIP, will be based on NAV, which may not accurately reflect the value of our assets.

•	We did not own any properties as of September 30, 2014.
Overview
We were incorporated on April 24, 2014 as a Maryland corporation that intends to qualify as a REIT for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2014. On August 20, 2014, we commenced our ongoing IPO on a "reasonable best efforts" basis of up to $3.125 billion of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-196302) (as amended, the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. The Registration Statement also covers up to 26.3 million shares of common stock available pursuant to the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.
As of September 30, 2014, we had 11,554 shares of common stock outstanding, including unvested restricted shares, and had received total gross proceeds from the IPO of $0.2 million. As of September 30, 2014, the aggregate value of all share issuances and subscriptions of common stock outstanding including issuances of restricted shares was $0.3 million based on a per share value of $25.00. Until the NAV pricing date (as described below) the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will be equal to $23.75 per share, which is equal to 95% of the offering price in the IPO. Beginning with the NAV pricing date (as described below), the per share price for shares in the IPO and under the DRIP will vary quarterly and will be equal to our NAV, as determined by American Realty Capital Healthcare III Advisors, LLC (the “Advisor”), plus applicable commissions and fees, in the case of the IPO, and the per share purchase price in the DRIP will be equal to the NAV per share. We reserve the right to reallocate shares covered in the Registration Statement between the IPO and the DRIP. The NAV pricing date means the date on which we file our Quarterly Report on Form 10-Q (or Annual Report on Form 10-K should such filing constitute the applicable quarterly financial filing) with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the second full fiscal quarter following the earlier of (i) the date on which we have invested all of the net proceeds of our IPO, plus the net proceeds from debt financing equal to our target leverage ratio, but excluding working capital reserves and facilities and (ii) August 20, 2017, which is three years from the effective date of the IPO.
We were formed to primarily acquire a diversified portfolio of healthcare-related assets including medical office buildings, seniors housing and other healthcare-related facilities. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. As of September 30, 2014, we had not acquired any real estate investments.

Substantially all of our business will be conducted through the OP, a Delaware limited partnership. We are the sole general partner and hold substantially all of the units of limited partner interests in the OP ("OP units"). Additionally, the Advisor expects to contribute $2,020 to the OP in exchange for 90 OP units, which will represent a nominal percentage of the aggregate OP ownership. A holder of limited partner interests has the right to convert OP units for the cash value of a corresponding number of shares of our common stock or, at our option, a corresponding number of shares of our common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interests in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
We have no paid employees. The Advisor has been retained to manage our affairs on a day-to-day basis. We also have retained American Realty Capital Healthcare III Properties, LLC (the "Property Manager") to serve as our property manager. The Dealer Manager serves as the dealer manager of the IPO. The Advisor, the Property Manager and the Dealer Manager are under common control with the parent of American Realty Capital VII, LLC (the "Sponsor"), our sponsor, as a result of which they are related parties, and each of which will receive compensation, fees and other expense reimbursements for services related to the IPO and the investment and management of our assets. The Advisor, Property Manager and Dealer Manager will receive fees during our offering, acquisition, operational and liquidation stages.
Significant Accounting Estimates and Critical Accounting Policies
Set forth below is a summary of the significant accounting estimates and critical accounting policies that management believes are important to the preparation of our financial statements. Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and require the application of significant judgment by our management. As a result, these estimates are subject to a degree of uncertainty. These significant accounting estimates and critical accounting policies include:
Offering and Related Costs
Offering and related costs include all expenses incurred in connection with our IPO. Offering costs (other than selling commissions and the dealer manager fees) include costs that may be paid by the Advisor, the Dealer Manager or their affiliates on our behalf. These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. We are obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and dealer manager fees) incurred by us in our offering exceed 2.0% of gross offering proceeds in the IPO. As a result, these costs are only our liability to the extent aggregate selling commissions, the dealer manager fee and other organization and offering costs do not exceed 12.0% of the gross proceeds determined at the end of our IPO.
Revenue Recognition
Our revenues, which will be derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable, and include in revenues, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. We will defer the revenue related to lease payments received from tenants in advance of their due dates.
We will review receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, we will record an increase in our allowance for uncollectible accounts or record a direct write-off of the receivable in our consolidated statements of operations.
Investments in Real Estate
Investments in real estate will be recorded at cost. Improvements and replacements will be capitalized when they extend the useful life of the asset. Costs of repairs and maintenance will be expensed as incurred. Depreciation will be computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for fixtures and improvements and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.
We are required to make subjective assessments as to the useful lives of properties for purposes of determining the amount of depreciation to record on an annual basis with respect to investments in real estate. These assessments have a direct impact on net income because if the expected useful lives of investments in real estate were shortened, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis. We are required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the statement of operations at fair value for all periods presented. Properties that are intended to be sold are to be designated as "held for sale" on the balance sheet.
Long-lived assets will be carried at cost and evaluated for impairment when events or changes in circumstances indicate such an evaluation is warranted or when they are designated as held for sale. Valuation of real estate is considered a "critical accounting estimate" because the evaluation of impairment and the determination of fair values involve a number of management assumptions relating to future economic events that could materially affect the determination of the ultimate value, and therefore, the carrying amounts of our real estate. Additionally, decisions regarding when a property should be classified as held for sale are also highly subjective and require significant management judgment.
Events or changes in circumstances that could cause an evaluation for impairment include the following:

•	a significant decrease in the market price of a long-lived asset;

•	a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition;

•	a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator;

•	an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset; and

•
a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset.

We will review our portfolio on an ongoing basis to evaluate the existence of any of the aforementioned events or changes in circumstances that would require us to test for recoverability. In general, our review of recoverability will be based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property's use and eventual disposition. These estimates will consider factors such as expected future operating income, market and other applicable trends and residual value expected, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. We are required to make subjective assessments as to whether there are impairments in the values of investments in real estate. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.
Impairment of Long Lived Assets
Operations related to properties that have been sold or properties that are intended to be sold will be presented as discontinued operations in the statement of operations for all periods presented, and properties intended to be sold will be designated as "held for sale" on the balance sheet.
When circumstances indicate the carrying value of a property may not be recoverable, we will review the asset for impairment. This review will be based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property's use and eventual disposition. These estimates will consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property or properties to be held and used. For properties held for sale, the impairment loss will be the adjustment to fair value less estimated cost to dispose of the asset. These assessments will have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.
Purchase Price Allocation
We will allocate the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. We will utilize various estimates, processes and information to determine the as-if vacant property value. Estimates of value will be made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings and fixtures will be based on cost segregation studies performed by independent third-parties or on analysis of comparable properties in our portfolio. Identifiable intangible assets and liabilities, as applicable, include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships, as applicable.
The aggregate value of intangible assets and liabilities, as applicable, related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant.

Factors considered by us in our analysis of the in-place lease intangibles will include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up period. We will also estimate costs to execute similar leases including leasing commissions, legal and other related expenses.
Above-market and below-market in-place lease values will be recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease intangibles will be amortized as a decrease to rental income over the remaining term of the lease. The capitalized below-market lease values will be amortized as an increase to rental income over the remaining term and any fixed rate renewal periods provided within the respective leases. In determining the amortization period for below-market lease intangibles, we initially will consider, and periodically evaluate on a quarterly basis, the likelihood that a lessee will execute the renewal option. The likelihood that a lessee will execute the renewal option will be determined by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.
The aggregate value of intangible assets related to customer relationships will be measured based on evaluation of the specific characteristics of each tenant's lease and our overall relationship with the tenant. Characteristics considered by us in determining these values will include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant's credit quality and expectations of lease renewals, among other factors.
The value of in-place leases will be amortized to expense over the initial term of the respective leases. The value of customer relationship intangibles will be amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles will be charged to expense.
In making estimates of fair values for purposes of allocating purchase price, we will utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. We will also consider information obtained about each property as a result of pre-acquisition due diligence, as well as subsequent marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.
Derivative Instruments
We may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with our borrowings. The principal objective of such agreements is to minimize the risks and/or costs associated with our operating and financial structure as well as to hedge specific anticipated transactions.
We will record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain risk, even though hedge accounting does not apply or we elect not to apply hedge accounting.
Recently Issued Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued new accounting guidance clarifying the accounting and disclosure requirements for obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. The new guidance was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

In April 2014, the FASB amended the requirements for reporting discontinued operations. Under the revised guidance, in addition to other disclosure requirements, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale, disposed of by sale or other than by sale. We have adopted the provisions of this guidance effective January 1, 2014, and have applied the provisions prospectively. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.
In May 2014, the FASB issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is not permitted under GAAP. The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. We have not yet selected a transition method and are currently evaluating the impact of the new guidance.
In June 2014, the FASB issued guidance updating the reporting requirements for DSEs. The updated guidance removes the financial reporting distinction between DSEs and other reporting entities from GAAP. Further, the guidance eliminates the requirements for DSEs to present inception-to-date information in the statements of income, cash flows and shareholder equity, label the financial statements as those of a DSE, disclose a description of the development stage activities in which the entity is engaged and disclose in the first year in which the entity is no longer a DSE that in prior years it had been in the development stage. The revised guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. Early adoption is permitted under GAAP for any annual period or interim period for which financial statements have not been issued or made available. Changes within the revised guidance will be applied retrospectively upon adoption. We have to date elected against early adoption, and will continue to evaluate the impact of the new guidance.
Results of Operations
 As of September 30, 2014, we have not commenced active operations. Because we have not acquired any properties or other assets, our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our targeted portfolio, medical office building and healthcare-related facilities and real estate generally, which may be reasonably anticipated to have a material impact on the capital resources and the revenue or income to be derived from the operation of our assets.
During the period from April 24, 2014 (date of inception) to September 30, 2014, we had incurred general and administrative expenses of approximately $44,000, which primarily included costs related to professional fees and board member compensation.
Cash Flows for the Period from April 24, 2014 (date of inception) to September 30, 2014
During the period from April 24, 2014 (date of inception) to September 30, 2014, we had a net loss adjusted for non cash items of approximately $43,000 (net loss of approximately $44,000 offset by share based compensation expense of approximately $1,000). This cash outflow was offset by an increase of approximately $155,000 in accounts payable and accrued expenses related to professional fees.
Net cash used by financing activities of approximately $0.1 million during the period from April 24, 2014 (date of inception) to September 30, 2014, consisted primarily of advances from affiliates of $0.8 million, to fund the payment of third party offering costs and net proceeds from the sale of common stock of $0.2 million. These cash inflows were offset by $1.1 million of payments for offering costs.
Liquidity and Capital Resources
We are offering and selling to the public in our IPO up to $3.125 billion in shares of our common stock, $0.01 par value per share, until six months following our acquisition of at least $2.0 billion in total portfolio assets, at $25.00 per share (including the maximum allowed to be charged for commissions and fees). We are also offering up to 26.3 million shares of our common stock to be issued pursuant to our DRIP, initially at $23.75 per share, which is 95% of the primary offering price. Beginning with the NAV pricing date, the per share purchase price in the IPO will vary quarterly and will be equal to the NAV per share, as determined by the Advisor, plus applicable commissions and fees and the per share purchase price in the DRIP will be equal to the NAV per share. We reserve the right to reallocate the shares of common stock we are offering between our primary offering and the DRIP.

Once we receive and accept aggregate subscriptions in excess of $2.0 million, we will break general escrow and issue shares of common stock to our initial investors who will be admitted as stockholders. Proceeds from our IPO will be applied to the investment in properties and the payment or reimbursement of selling commissions and other fees and expenses related to our IPO. We will experience a relative increase in liquidity as we receive additional subscriptions for shares and a relative decrease in liquidity as we spend net offering proceeds in connection with the acquisition and operation of our properties or the payment of distributions.
The number of properties and other assets that we will acquire will depend upon the number of shares sold and the resulting amount of the net proceeds available for investment in properties and other assets. Until required for the acquisition or operation of assets or used for distributions, we will keep the net proceeds of our IPO in short-term, low risk, highly liquid, interest-bearing investments.
We intend to maintain the following percentage of the overall value of our portfolio in liquid assets that can be liquidated more readily than properties: 5% of our NAV in excess of $1.0 billion. However, our stockholders should not expect that we will maintain liquid assets at or above this level. To the extent that we maintain borrowing capacity under a line of credit, such available amount will be included in calculating our liquid assets. Our Advisor will consider various factors in determining the amount of liquid assets we should maintain, including but not limited to our receipt of proceeds from sales of additional shares, our cash flow from operations, available borrowing capacity under a line of credit, if any, our receipt of proceeds from any asset sale, and the use of cash to fund repurchases. The board of directors will review the amount and sources of liquid assets on a quarterly basis.
We intend to make reserve allocations as necessary to aid our objective of preserving capital for our investors by supporting the maintenance and viability of properties we acquire in the future. If reserves and any other available income become insufficient to cover our operating expenses and liabilities, it may be necessary to obtain additional funds by borrowing, refinancing properties or liquidating our investment in one or more properties. There is no assurance that such funds will be available, or if available, that the terms will be acceptable to us.
Our principal demands for cash will be for acquisition costs, including the purchase price of any properties, loans and securities we acquire, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations and distributions to our stockholders. Generally, we will fund our acquisitions from the net proceeds of our IPO. We intend to acquire our assets with cash and mortgage or other debt, but we also may acquire assets free and clear of permanent mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in units of limited partnership interest in our operating partnership.
We expect to use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total "net assets" (as defined by the North American Securities Administrators Association ("NASAA") Statement of Policy Regarding Real Estate Investment Trusts, ("NASAA REIT Guidelines") as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to 45% of the aggregate fair market value of our assets (calculated after the close of our offering and once we have invested substantially all the proceeds of our offering), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits.
We anticipate that adequate cash will be generated from operations to fund our operating and administrative expenses, continuing debt service obligations and the payment of distributions. However, our ability to finance our operations is subject to some uncertainties. Our ability to generate working capital is dependent on our ability to attract and retain tenants and the economic and business environments of the various markets in which our properties are located. Our ability to sell our assets is partially dependent upon the state of real estate markets and the ability of purchasers to obtain financing at reasonable commercial rates. In general, our policy will be to pay distributions from cash flow from operations. We do not intend to fund such distributions from offering proceeds, however, if we have not generated sufficient cash flow from our operations and other sources, such as from borrowings, advances from our Advisor, our Advisor's deferral, suspension and/or waiver of its fees and expense reimbursements, to fund distributions, we may use the offering proceeds. Moreover, our board of directors may change this policy, in its sole discretion, at any time.

Potential future sources of capital include secured or unsecured financings from banks or other lenders, establishing additional lines of credit, proceeds from the sale of properties and undistributed cash flow. Note that, currently, we have not identified any additional sources of financing and there is no assurance that such sources of financing will be available on favorable terms or at all.
Acquisitions
Our Advisor evaluates potential acquisitions of real estate and real estate related assets and engages in negotiations with sellers and borrowers on our behalf.  Investors should be aware that after a purchase contract is executed that contains specific terms the property will not be purchased until the successful completion of due diligence and negotiation of final binding agreements. During this period, we may decide to temporarily invest any unused proceeds from common stock offerings in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.
Funds from Operations and Modified Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a measure known as funds from operations ("FFO"), which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to net income or loss as determined under accounting principals generally accepted in the United States ("GAAP").
We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the "White Paper"). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property and asset impairment writedowns, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT's policy described above.
The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Additionally, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indicators exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated undiscounted future cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.
Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization and impairments, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. However, FFO and modified funds from operations ("MFFO"), as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT's definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start up entities also may experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. As disclosed in the prospectus for our IPO (the "Prospectus"), our board of directors, in consultation with our management, may determine that it is in our best interest to begin the process of engaging advisors to consider alternatives with respect to a liquidity event (i.e., listing of our common stock on a national stock exchange, a merger or sale or another similar transaction) at such time during its offering stage that it can reasonably determine that all of the securities being offered in our IPO will be sold within a reasonable period (i.e. three to six months). Thus, we will not continuously purchase assets and will have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association ("IPA"), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe it is presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our IPO has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our IPO and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.
We define MFFO, a non-GAAP measure, consistent with the IPA's Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations ("Practice Guideline") issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized.

Our MFFO calculation complies with the IPA's Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to non-controlling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us, and therefore such funds will not be available to distribute to investors. All paid and accrued acquisition fees and expenses negatively impact our operating performance during the period in which properties are acquired and will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. MFFO that excludes such costs and expenses would only be comparable to that of non-listed REITs that have completed their acquisition activities and have similar operating characteristics as us. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives and gains and losses from the disposition of assets as items which are unrealized and may not ultimately be realized, or which are otherwise not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance and calculating MFFO. While we are responsible for managing interest rate, hedge and foreign exchange risk, we do retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are not reflective of ongoing operations. As disclosed elsewhere in the Prospectus, the purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. There may be inadequate proceeds from the sale of shares in our IPO to pay and reimburse, as applicable, the Advisor for acquisition fees and expenses, and therefore such fees and expenses may need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-listed REITs which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures is useful to investors. For example, acquisitions costs are funded from the proceeds of our IPO and other financing sources and not from operations. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management's analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.
Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way. Accordingly, comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure in an offering such as our IPO (unless and until we calculate NAV prior to the close of our IPO) where the price of a share of common stock is a stated value and there is no net asset value determination during the offering stage and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. FFO and MFFO are not useful measures in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO or MFFO.
Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.
We did not have FFO or MFFO for the period from April 24, 2014 (date of inception) to September 30, 2014, as we had not purchased our first property or commenced real estate operations.

Distributions
We have not paid any distributions as of the date of this Quarterly Report on Form 10-Q. We intend to accrue and pay distributions on a regular basis beginning no later than the first calendar month after the calendar month in which we make our first real estate investment. As of September 30, 2014, we had not purchased our first property or commenced real estate operations.
The amount of distributions payable to our stockholders will be determined by our board of directors and is dependent on a number of factors, including funds available for distribution, our financial condition, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to qualify and maintain our status as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
Election as a REIT
We intend to elect and qualify to be taxed as a REIT under Sections 856 through 860 of the Code commencing with our taxable year ending December 31, 2014 or our first year of material operations. Furthermore, we intend to continue to operate in such a manner to qualify for taxation as a REIT so long as our board determines that REIT qualification remains in our best interest, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute all of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP) to our stockholders and comply with various other requirements applicable to REITs. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.
Inflation
We may be adversely impacted by inflation on any leases that do not contain indexed escalation provisions. In addition, we may be required to pay costs for maintenance and operation of properties, which may adversely impact our results of operations due to potential increases in costs and operating expenses resulting from inflation.
Related-Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, whereby we will pay certain fees or reimbursements to our Advisor, its affiliates and entities under common control with our Advisor in connection with acquisition and financing activities, sales and maintenance of common stock under our IPO, transfer agent services, asset and property management services and reimbursement of operating and offering related costs. See Note 4 — Related Party Transactions and Arrangements to our financial statements included in this report for a discussion of the various related party transactions, agreements and fees.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As of September 30, 2014, we have not yet commenced active operations. The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or rates. As of September 30, 2014, we do not have any long-term debt, but anticipate incurring long-term debt in the future. Our interest rate risk management objectives with respect to our long-term debt will be to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps and collars in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not anticipate having any foreign operations and we do not expect to be exposed to foreign currency fluctuations.

Item 4. Controls and Procedures.
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that the disclosure controls and procedures are effective.
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to any material pending legal proceedings.
Item 1A. Risk Factors.
Our potential risks and uncertainties are presented in the section entitled "Risk Factors," contained in the prospectus as supplemented and included in our registration statement on Form S-11 (File No. 333-196302, as amended, the "Registration Statement"). There have been no material changes from the risk factors set forth in the Registration Statement except as set forth below:
Recent disclosures made by American Realty Capital Properties, Inc., or ARCP, an entity previously sponsored by the parent of our sponsor, regarding certain accounting errors have led to the temporary suspension of selling agreements by certain soliciting dealers.
 ARCP recently filed a Form 8-K announcing that its audit committee had concluded that the previously issued financial statements and other financial information contained in certain public filings should no longer be relied upon as a result of certain accounting errors that were identified but intentionally not corrected, and other AFFO and financial statement errors that were intentionally made. These accounting errors resulted in the resignations of ARCP’s former chief financial officer and its former chief accounting officer. ARCP has initiated an investigation into these matters that is ongoing; no assurance can be made regarding the outcome of the investigation. ARCP’s former chief financial officer is one of the non-controlling owners of the parent of our sponsor, but does not have a role in the management of our sponsor’s or our business.
 As a result of this announcement, a number of broker-dealer firms that had been participating in the distribution of offerings of public, non-listed REITs sponsored directly or indirectly by the parent of our sponsor have temporarily suspended their participation in the distribution of those offerings, including ours. These temporary suspensions, as well as any future suspensions, could have a material adverse effect on our ability to raise additional capital. We cannot predict the length of time these temporary suspensions will continue, or whether such soliciting dealers will reinstate their participation in the distribution of our IPO. In addition, future announcements by ARCP with respect to its ongoing investigation may have an adverse effect on our ability to raise capital. If we are unable to raise substantial funds, we will be limited in the number and type of investments we may make and the value of your investment in us will fluctuate with the performance of the specific properties we acquire.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
On May 21, 2014, we sold 8,888 shares of our common stock to the Special Limited Partner under Rule 506 of Regulation D of the Securities Act of 1933 at a price of $22.50 per share for aggregate gross proceeds of $0.2 million, which was used to fund third-party offering costs.
On August 20, 2014, we commenced our IPO on a "reasonable best efforts" basis of up to a maximum of $3.125 billion of common stock, consisting of up to 125.0 million shares, pursuant to the Registration Statement initially filed on May 28, 2014 with the SEC under the Securities Act of 1933, as amended. The Registration Statement also covers approximately 26.3 million shares of common stock pursuant to the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. As of September 30, 2014, we have issued 11,554 shares of our common stock, including unvested restricted shares, and received $0.2 million of offering proceeds.
The following table reflects the offering costs associated with the issuance of common stock:

Period from April 24, 2014 (date of inception) to
(In thousands)	September 30, 2014
Selling commissions and dealer manager fees	$—
Other offering costs	1,775
Total offering costs	$1,775
The Dealer Manager may reallow the selling commissions and a portion of the dealer manager fees to participating broker-dealers. There were no such commissions incurred from our Dealer Manager during the period from April 24, 2014 (date of inception) to September 30, 2014.
After the escrow break, the Advisor has elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. As of September 30, 2014, we have incurred $1.8 million of cumulative offering costs in connection with the issuance and distribution of our registered securities.

As of September 30, 2014, we have not incurred any offering costs from our Advisor and Dealer Manager for services related to our IPO. Cumulative offering costs exceeded gross proceeds by $1.6 million at September 30, 2014 due to the on-going nature of our offering process and that many expenses were incurred before our IPO commenced.
We expect to use substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of income producing real estate properties, focusing predominantly on medical office buildings, seniors housing and other healthcare-related facilities. We may also originate or acquire first mortgage loans secured by real estate. As of September 30, 2014, we did not own any properties.
We did not repurchase any of our securities during the period from April 24, 2014 (date of inception) to September 30, 2014.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.
The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC.
By:	/s/ Thomas P. D'Arcy
Thomas P. D'Arcy
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Edward F. Lange
Edward F. Lange
Chief Financial Officer and Chief Operating Officer (and Principal Financial Officer and Principal Accounting Officer)

Dated: November 13, 2014

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
1.1*	Exclusive Dealer Manager Agreement, dated August 20, 2014, among the Company, American Realty Capital Healthcare III Advisors, LLC and Realty Capital Securities, LLC
1.2 (1)	Form of Soliciting Dealer Agreement
3.1 *	Articles of Amendment and Restatement for American Realty Capital Healthcare Trust III, Inc.
3.2 *	Bylaws of American Realty Capital Healthcare Trust III, Inc.
4.1*	Agreement of Limited Partnership of American Realty Capital Healthcare Trust III Operating Partnership, L.P., dated August 20, 2014
10.1*	Escrow Agreement, dated August 20, 2014, among Realty Capital Securities, LLC, the Company and UMB Bank, N.A.
10.2*	Advisory Agreement, dated August 20, 2014, by and among the Company, American Realty Capital Healthcare Trust III Operating Partnership, L.P. and American Realty Capital Healthcare III Advisors, LLC
10.3*
Property Management and Leasing Agreement, dated August 20, 2014, by and among the Company, American Realty Capital Healthcare III Operating Partnership, L.P. and American Realty Capital Healthcare III Properties, LLC

10.4*	Employee and Director Incentive Restricted Share Plan of American Realty Capital Healthcare Trust III, Inc.
14 (1)	American Realty Capital Healthcare Trust III, Inc. Code of Business Conduct and Ethics
21*	List of Subsidiaries
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital New York City REIT, Inc.'s Quarterly Report on Form 10-Q for the three months ended September 30, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

____________________
*     Filed herewith.
(1)    Filed as an exhibit to the Company's Registration Statement on Form S-11/A filed with the SEC on August 11, 2014.