Form 10-K
period 2014-12-31
American Realty Capital Healthcare Trust III, Inc.
filed 2015-03-31
CIK 1609234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2014
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There is no established public market for the registrant's shares of common stock. The registrant is currently conducting the ongoing initial public offering of its shares of common stock pursuant to its Registration Statement on Form S-11 (File No. 333-196302), which shares are being sold at $25.00 per share, with discounts available for certain categories of purchasers. The registrant did not have any common stock held by non-affiliates as of June 30, 2014.

As of March 15, 2015, the registrant had 345,184 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be delivered to stockholders in connection with the registrant's 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC.

FORM 10-K
Year Ended December 31, 2014

Forward-Looking Statements
Certain statements included in this Annual Report on Form 10-K are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of American Realty Capital Healthcare Trust III, Inc. (the "Company," "we" "our" or "us") and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as "may," "will," "seeks," "anticipates," "believes," "estimates," "expects," "plans," "intends," "should" or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We have a limited operating history and no established financing sources, which makes our future performance difficult to predict.

•
Certain of our executive officers and directors are also officers, managers and/or holders of a direct or indirect controlling interest in American Realty Capital Healthcare III Advisors, LLC (the "Advisor"), our dealer manager, Realty Capital Securities, LLC (the "Dealer Manager"), and other entities affiliated with the parent of our sponsor, AR Capital, LLC (the "Parent of our Sponsor"). As a result, certain of our executive officers and directors, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's compensation arrangements with us and other investment programs advised by affiliates of the Parent of our Sponsor and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions.

•
Because investment opportunities that are suitable for us may also be suitable for other investment programs advised by affiliates of the Parent of our Sponsor, our Advisor and its affiliates face conflicts of interest relating to the purchase of properties and other investments and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could reduce the investment return to our stockholders.

•	No public market currently exists, or may ever exist, for shares of our common stock which are, and may continue to be, illiquid.

•	If we and our Advisor are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions with cash flows from operations.

•
Our initial public offering of common stock (the "IPO"), which commenced on August 20, 2014, is a blind pool offering and stockholders may not have the opportunity to evaluate all of our investments before they purchase our common stock, thus making investment in our common stock more speculative.

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

•
We are permitted to pay distributions from unlimited amounts of any source. Until substantially all of the proceeds from our IPO are invested, we may use net proceeds from our IPO and borrowings to fund distributions until we have sufficient cash flows from operations. There are no established limits on the amount of net proceeds and borrowings that we may use to fund distribution payments, except in accordance with our organizational documents and Maryland law.

•	Any distributions may reduce the amount of capital we ultimately invest in properties and other permitted investments and negatively impact the value of our stockholder's investment.

•
We may not generate cash flows in the future sufficient to pay our distributions to stockholders and, as such, we may be forced to source distributions from borrowings, which may be at unfavorable rates, or depend on our Advisor to waive reimbursement of certain expenses and fees to fund our operations.

•	We are subject to risks associated with any dislocations or liquidity disruptions that may exist or occur in the credit markets of the United States from time to time.

•
We may fail to qualify, or continue to qualify, to be treated as a real estate investment trust ("REIT") for U.S. federal income tax purposes, which would result in higher taxes, may adversely affect our operations and would reduce the value of an investment in our common stock and the cash available for distributions.

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"), and thus subject to regulation under the Investment Company Act.

•
Commencing on the net asset value ("NAV") pricing date, the offering price and repurchase price for our shares, including shares sold pursuant to our distribution reinvestment plan ("DRIP"), will be based on NAV, which may not accurately reflect the value of our assets.

•	We did not own any properties as of December 31, 2014.
In addition, we describe risks and uncertainties that could cause actual results and events to differ materially in "Risk Factors" (Part I, Item 1A of this Annual Report on Form 10-K), "Quantitative and Qualitative Disclosures about Market Risk" (Part II, Item 7A), and "Management's Discussion and Analysis" (Part II, Item 7).

PART I
Item 1. Business
We were incorporated on April 24, 2014 as a Maryland corporation that intends to qualify as a REIT for U.S. federal income tax purposes beginning with our taxable year ending December 31, 2015. On August 20, 2014, we commenced our ongoing IPO on a "reasonable best efforts" basis of up to $3.1 billion of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-196302) (as amended, the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. The Registration Statement also covers up to 26.3 million shares of common stock available pursuant to the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.
On February 11, 2015, we satisfied the general escrow conditions of our IPO. On such date, we received and accepted aggregate subscriptions in excess of the offering minimum of $2.0 million in shares of common stock, broke general escrow and issued shares to our initial investors. Until the NAV pricing date, the per share offering price in our IPO will be up to $25.00 per share, including the maximum allowed to be charged for commissions and fees, and shares issued under the DRIP will be equal to $23.75 per share, which is equal to 95% of the offering price in our IPO. Beginning with the NAV pricing date, the per share offering price for shares in our IPO and under the DRIP will vary quarterly and will be equal to our NAV per share, as determined by our Advisor, plus applicable commissions and fees, in the case of our IPO. We reserve the right to reallocate shares covered in the Registration Statement between our IPO and the DRIP. The NAV pricing date means the date we first publish an estimated per share NAV, which will be on or prior to July 11, 2017, which is 150 days following the second anniversary of the date that we broke escrow in our IPO.
We were formed to primarily acquire a diversified portfolio of healthcare-related assets including medical office buildings ("MOBs"), seniors housing communities and other healthcare-related facilities. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. As of December 31, 2014, we had not acquired any real estate investments. On March 6, 2015, we acquired our first property, a fee simple interest in a DaVita Dialysis center located in Largo, Florida.
Substantially all of our business is conducted through American Realty Capital Healthcare III Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. We are the sole general partner and hold substantially all of the units of limited partner interests in the OP ("OP units"). Additionally, the Advisor contributed $2,020 to the OP in exchange for 90 OP units, which represents a nominal percentage of the aggregate OP ownership. A holder of limited partner interests has the right to convert OP units for the cash value of a corresponding number of shares of our common stock or, at our option, a corresponding number of shares of our common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interests in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
We have no direct employees. The Advisor has been retained to manage our affairs on a day-to-day basis. We also have retained American Realty Capital Healthcare III Properties, LLC (the "Property Manager") to serve as our property manager. The Dealer Manager serves as the dealer manager of our IPO. The Advisor, the Property Manager and the Dealer Manager are under common control with the parent of American Realty Capital VII, LLC (the "Sponsor"), as a result of which they are related parties, and each of which will receive compensation, fees and other expense reimbursements for services related to our IPO and the investment and management of our assets. The Advisor, Property Manager and Dealer Manager will receive fees during our offering, acquisition, operational and liquidation stages.
Investment Objectives
Our principal investment objectives are:

•
to acquire a diversified portfolio of healthcare-related assets including MOBs, seniors housing communities and other healthcare-related facilities that generate sustainable growth in cash flow from operations to pay monthly cash distributions;

•	to preserve, protect and return the investors' capital contributions;

•	to realize growth in the value of our investments upon our ultimate sale of such investments; and

•	to be prudent, patient and deliberate, taking into account current real estate markets.

Acquisition and Investment Policies
Investment Focus
We focus our investment activities on acquiring a diversified portfolio of real estate properties, with a focus on healthcare-related assets. Assuming the maximum amount of the offering is raised, we currently estimate that we will invest, directly or indirectly, at least 85% of our assets in MOBs, seniors housing and other healthcare-related facilities. We may invest up to 15% of our assets in real estate-related debt and investments. If substantially less than the maximum amount of the offering is raised, we would expect that substantially all our assets will be invested in such healthcare-related assets located in the United States or internationally. We also may originate or acquire real estate debt backed by these types of properties. The real estate debt we originate or acquire is expected to be primarily first mortgage debt but also may include bridge loans, mezzanine loans, preferred equity or securitized loans. We will focus primarily on investments that produce recurring income while providing investors the potential for growth.
When evaluating prospective investments in real property, our management and our Advisor consider relevant real estate, health care, and financial factors, including the location of the property, the leases and other agreements affecting the property, the creditworthiness of major tenants, its income-producing capacity, its physical condition, its prospects for appreciation, its prospects for liquidity, tax considerations and other factors. In this regard, our Advisor will have substantial discretion with respect to the selection of specific investments, subject to board approval.
Investing in Healthcare-related Facilities
Healthcare-related facilities include MOBs and outpatient facilities, seniors housing communities, such as assisted and independent living and memory care facilities, as well as hospitals, inpatient rehabilitation hospitals, long-term acute care centers, surgery centers, skilled nursing facilities, specialty medical and diagnostic facilities, research laboratories, and pharmaceutical buildings.
We seek balance and diversity within our portfolio, including: tenancy, geography, operator/managers and payors. However, we may also invest in various other properties that serve as part of the healthcare delivery system, including properties leased to healthcare providers and payors, researchers, pharmaceutical and medical supply manufacturers and health insurance firms.
Medical Office Building and Outpatient Facilities
These facilities typically contain physicians' offices and examination rooms, and may also include pharmacies, hospital ancillary service space and outpatient services such as diagnostic centers, rehabilitation clinics and ambulatory-surgery operating rooms. These facilities can be located on or near hospital campuses and require significant plumbing, electrical and mechanical systems to accommodate multiple exam rooms that may require sinks in every room, and special equipment such as x-ray machines. In addition, MOBs are often built to accommodate higher structural loads for certain equipment and may contain specialized construction such as radiation therapy vaults.
There are a variety of types of MOBs: on campus, off campus, affiliated and unaffiliated. On campus MOBs are physically located on a hospital's campus, often on land leased from the hospital. A hospital typically creates strong tenant demand which leads to high tenant retention. Off campus properties are located independent of a hospital's location. Owners of off campus MOBs generally have full control over leasing and operating decisions. Tenant demand for off campus MOBs is not impacted by an adjacent hospital and competitive new supply presents greater risk. Affiliated MOBs may be located on campus or off campus but are affiliated with a hospital or health system. In some respects, affiliated MOBs are similar to on campus MOBs because the hospital relationship drives tenant demand and retention. Finally, unaffiliated MOBs are not affiliated with any hospital or health system but may contain physician offices and other healthcare services. We favor affiliated MOBs versus unaffiliated MOBs because of the relationship and synergy with the sponsoring hospital or health system.
Seniors Housing Communities
Seniors housing communities include independent living facilities, assisted living facilities and memory care facilities. These communities cater to different segments of the elderly population based upon their personal needs and need for assistance with the activities of daily living. Services provided by our operators or tenants in these facilities are primarily paid for by the residents directly or through private insurance and are less reliant on government reimbursement programs such as Medicaid and Medicare. Our seniors housing community investments will primarily consist of assisted living, memory care, and independent living units.

Assisted Living and Memory Care Facilities
Assisted living facilities ("ALFs") are licensed care facilities that provide personal care services, support and housing for those who need help with activities of daily living, such as bathing, eating and dressing, yet require limited medical care. The programs and services may include transportation, social activities, exercise and fitness programs, beauty or barber shop access, hobby and craft activities, community excursions, meals in a dining room setting and other activities sought by residents. ALFs are often in apartment-like buildings with private residences ranging from single rooms to large apartments. Certain ALFs may offer a separate facility that offers a higher level of care for residents requiring memory care as a result of Alzheimer's disease or other forms of dementia. Levels of personal assistance are based in part on local regulations.
Independent Living Facilities
Independent living facilities are designed to meet the needs of seniors who choose to live in an environment surrounded by their peers with services such as housekeeping, meals and activities. These residents generally do not need assistance with activities of daily living. However, in some of our facilities, residents have the option to contract for these services.
Hospitals, Post-Acute Care and Other Facilities
Hospitals, post-acute and other facilities are leased to tenants that provide healthcare services and/or support the healthcare industry. Hospitals can include general acute care hospitals, inpatient rehabilitation hospitals, long-term acute care hospitals and surgical and specialty hospitals. These facilities provide inpatient diagnosis and treatment, both medical and surgical, and provide a broad array of inpatient and outpatient services including surgery, rehabilitation therapy as well as diagnostic and treatment services. Post-acute facilities offer restorative, rehabilitative and custodial care for people not requiring the more extensive and complex treatment available at acute care hospitals. Ancillary revenues and revenues from sub-acute care services are derived from providing services beyond room and board and include occupational, physical, speech, respiratory and intravenous therapy, wound care, oncology treatment, brain injury care and orthopedic therapy, as well as sales of pharmaceutical products and other services. Certain facilities provide some of the foregoing services on an out-patient basis. Inpatient rehabilitation services provided by our operators and tenants in these facilities are primarily paid for by private sources or through the Medicare and Medicaid programs.
Investing In and Originating Loans
We may originate or acquire real estate loans with respect to the same types of properties in which we may invest directly. Although we do not have a formal policy, our criteria for investing in loans is substantially the same as those involved in our investment in properties. We may originate or invest in real estate loans (including, but not limited to, investments in first, second and third mortgage loans, wraparound mortgage loans, construction mortgage loans on real property, and loans on leasehold interest mortgages). We also may invest in participations in mortgage, bridge or mezzanine loans. Further, we may invest in unsecured loans; provided, however, we will not make unsecured loans, or loans not secured by mortgages, unless such loans are approved by a majority of our independent directors. We currently do not intend to invest in, or originate, as applicable, real estate-related debt or investments, including collateralized mortgage-backed securities ("CMBS") and other real estate-related investments, in excess of 20% of the aggregate value of our assets as of the close of our IPO and thereafter.
We will not make or invest in mortgage, bridge or mezzanine loans secured by any one property if the aggregate amount of all mortgage, bridge or mezzanine loans outstanding and secured by the property, including our loans, would exceed an amount equal to 85% of the appraised value of the property, as determined by an appraisal, unless substantial justification exists, as determined by our board of directors, including a majority of our independent directors. Our board of directors may find such justification in connection with the purchase of mortgage, bridge or mezzanine loans in cases in which we believe there is a high probability of our foreclosure upon the property in order to acquire the underlying assets and, in respect of transactions with affiliates of our Sponsor, in which the cost of the mortgage loan investment does not exceed the appraised value of the underlying property.
We may originate loans from mortgage brokers or personal solicitations of suitable borrowers, or may purchase existing loans that were originated by other lenders. Our Advisor evaluates all potential loan investments to determine if the term of the loan, the security for the loan and the loan-to-value ratio meets our investment criteria and objectives. An officer, director, agent or employee of our Advisor will inspect the property securing the loan, if any, during the loan approval process. We do not expect to make or invest in mortgage or mezzanine loans with a maturity of more than ten years from the date of our investment, and anticipate that most loans will have a term of five years. We do not expect to make or invest in bridge loans with a maturity of more than one year (with the right to extend the term for an additional one year) from the date of our investment. Most loans which we will consider for investment would provide for monthly payments of interest and some also may provide for principal amortization, although many loans of the nature which we will consider provide for payments of interest only and a payment of principal in full at the end of the loan term. We will not originate loans with negative amortization provisions.

While we do not expect to invest more than 15% of the net proceeds of our IPO in real estate-related debt or investments, our charter does not impose any limits. Our charter also does not place any limit or restriction on:

•	the percentage of our assets that may be invested in any type or any single loan; or

•	the types of properties subject to the mortgages or other loans in which we invest.
Investing in Real Estate Securities
We may invest in securities of non-majority owned publicly-traded and private companies primarily engaged in real estate businesses, including REITs and other real estate operating companies, and securities issued by pass-through entities of which substantially all the assets consist of REIT qualifying assets or real estate-related assets. We may purchase the common stock, preferred stock, debt, or other securities of these entities or options to acquire such securities. We currently do not intend to invest in, or originate, as applicable, real estate-related debt or investments (including real estate securities), such as CMBS, in excess of 20% of the net proceeds of our IPO. Any investment in equity securities (including any preferred equity securities) must be approved by a majority of directors, including a majority of independent directors, not otherwise interested in the transaction as fair, competitive and commercially reasonable.
Acquisition Structure
We anticipate acquiring fee interests in properties (a “fee interest” is the absolute, legal possession and ownership of land, property, or rights), although other methods of acquiring a property, including acquiring leasehold interests (a “leasehold interest” is a right to enjoy the exclusive possession and use of an asset or property for a stated definite period as created by a written lease), may be utilized when acquiring an on-campus MOB or if we deem it to be advantageous. For example, we may acquire properties through a joint venture or the acquisition of substantially all of the interests of an entity which in turn owns the real property. We also may make preferred equity investments in an entity that owns real property; however, our focus will be on acquiring MOBs, seniors housing communities and other healthcare-related facilities.
International Investments
We may make investment in assets located outside of the United States.
Development and Construction of Properties
We may acquire undeveloped land or substantially redevelop existing properties with an aggregate value of up to 10% of the value of our total assets, or enter into joint ventures to do the same.
Joint Ventures
We may enter into joint ventures, partnerships and other co-ownership arrangements (including preferred equity investments) for the purpose of making investments. Some of the potential reasons to enter into a joint venture would be to acquire assets we could not otherwise acquire, to reduce our capital commitment to a particular asset, or to benefit from certain expertise that a partner might have, such as development or operational expertise, among others.
Our general policy is to invest in joint ventures only when we will have a right of first refusal to purchase the co-venturer's interest in the joint venture if the co-venturer elects to sell such interest. If the co-venturer elects to sell property held in any such joint venture, we may not have sufficient funds to exercise our right of first refusal to buy the other co-venturer's interest in the property held by the joint venture. If any joint venture with an affiliated entity holds interests in more than one property, the interest in each such property may be specially allocated based upon the respective proportion of funds invested by each co-venturer in each such property.
Financing Strategies and Policies
Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at a later time. In addition, debt financing may be used from time to time for property improvements, tenant improvements, leasing commissions and other working capital needs. The form of our indebtedness for future financings will vary and could be long-term or short-term, secured or unsecured, or fixed-rate or floating rate. We will not enter into interest rate swaps or caps, or similar hedging transactions or derivative arrangements for speculative purposes but may do so in order to manage or mitigate our interest rate risks on variable rate debt.
Under our charter, the maximum amount of our total indebtedness may not exceed 300% of our total "net assets" (as defined in our charter) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments.

In addition, it is currently our intention to limit our aggregate borrowings to 45% of the aggregate fair market value of our assets, unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, calculated after the close of our IPO and once we have invested substantially all the proceeds of our IPO, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under our charter. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits.
We will not borrow from our Sponsor, our Advisor, any of our directors or any of their respective affiliates unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction approves the transaction as being fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties.
Except with respect to the borrowing limits contained in our charter, we may reevaluate and change our financing policies without a stockholder vote. Factors that we would consider when reevaluating or changing our debt policy include: then-current economic conditions, the relative cost and availability of debt and equity capital, our expected investment opportunities, the ability of our investments to generate sufficient cash flow to cover debt service requirements and other similar factors.
Tax Status
For the period from April 24, 2014 (date of inception) to December 31, 2014, we will be taxed as a C corporation because we did not meet the requirements to be taxed as a REIT. We intend to elect and qualify to be taxed as a REIT under Sections 856 through 860 of Internal Revenue Code of 1986, as amended (the "Code"), commencing with our taxable year ending December 31, 2015. We believe that, commencing with such taxable year, we will be organized and operating in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. In order to qualify and continue to qualify for taxation as a REIT, we must, among other things, distribute annually at least 90% of our REIT taxable income. REITs are also subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and properties as well as federal income and excise taxes on our undistributed income.
Competition
The MOB, seniors housing community and healthcare-related facilities real estate market is highly competitive. We compete for tenants in all of our markets with other owners and operators of such real estate. We compete based on a number of factors that include location, rental rates, security, suitability of the property's design to prospective tenants' needs and the manner in which the property is operated and marketed. The number of competing properties in a particular market could have a material effect on our occupancy levels, rental rates and on the operating expenses of certain of our properties.
In addition, we compete with other entities engaged in real estate investment activities to locate suitable properties to acquire, locate tenants to occupy our properties and purchasers to buy our properties. These competitors include other REITs, specialty finance companies, insurance companies, mutual funds, pension funds, private equity funds, institutional investors, investment banking firms, lenders, governmental bodies and other entities. There are also other REITs, including American Realty Capital Healthcare Trust II, Inc. ("ARC HT II"), which is indirectly sponsored by the Parent of our Sponsor, with asset acquisition objectives similar to ours, and others may be organized in the future. Some of these competitors, including larger REITs, have substantially greater marketing and financial resources than we have and generally may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of tenants. In addition, these same entities seek financing through similar channels as us. Therefore, we will compete for institutional investors in a market where funds for real estate investment may decrease.
Competition from these and other third party real estate investors may limit the number of suitable investment opportunities available to us. It also may result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms. In addition, competition for desirable investments could delay the investment of proceeds from our IPO in desirable assets, which may in turn reduce our earnings per share and negatively affect our ability to maintain distributions to stockholders.
Regulations
Our investments are subject to various federal, state and local laws, ordinances and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity. Some types of facilities that we may invest in require licenses to operate and are regulated by state departments of health and the Centers for Medicare and Medicaid Services ("CMS"). We believe that we will have all permits and approvals necessary under current law to operate our investments.

Environmental
As an owner of real estate, we will be subject to various environmental laws of federal, state and local governments. We do not expect compliance with existing laws to have a material adverse effect on our financial condition or results of operations, and management does not believe it will have such an impact in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest, or on properties that may be acquired directly or indirectly in the future. We will hire third parties to conduct Phase I environmental reviews of the real property that we intend to purchase.
Employees
As of December 31, 2014, we had no direct employees. Instead, the employees of our Advisor and other affiliates of our Sponsor perform a full range of real estate services for us, including acquisitions, property management, accounting, legal, asset management, wholesale brokerage, transfer agent and investor relations services. We are dependent on these affiliates for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, property management and other general administrative responsibilities. In the event that any of these companies were unable to provide these services to us, we would be required to provide such services ourselves or obtain such services from other sources at potentially higher cost.
Available Information
We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and proxy statements, with the SEC. We also filed with the SEC our Registration Statement in connection with our IPO. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549 on official business days between the hours of 10:00 AM to 3:00 PM, or you may obtain information by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet address at http://www.sec.gov that contains reports, proxy statements and information statements, and other information, which you may obtain free of charge. In addition, copies of our filings with the SEC may be obtained from the website maintained for us and our affiliates at www.thehealthcarereit3.com or www.americanrealtycap.com. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Form 10-K.
Item 1A. Risk Factors
Risks Related to Our Properties and Operations
Both we and our Advisor have limited operating history. The prior performance of programs sponsored by affiliates of our Sponsor should not be used to predict our future results.
Both we and our Advisor have limited operating history. The prior performance of programs sponsored by our affiliates should not be used to predict our future results. Stockholders should consider an investment in our shares in light of the risks, uncertainties and difficulties frequently encountered by other newly-formed companies with similar objectives. To be successful in this market, we and our Advisor must, among other things:

•	identify and acquire real estate assets consistent with our investment strategies;

•	increase awareness of our name within the investment products market;

•	attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations; and

•	continue to build and expand our operations structure to support our business.
Stockholders should not rely upon the past performance of other programs sponsored by affiliates of our Sponsor as an indicator of our future performance. There is no assurance that we will achieve our investment objectives.
Because our IPO is a blind pool offering, stockholders will not have the opportunity to evaluate all of our investments before we make them, which makes an investment in us more speculative.
As of December 31, 2014, we had neither acquired any properties or other investments nor identified any investments. Additionally, stockholders are not provided with information to evaluate our investments prior to our acquisition of the investments, but must instead rely on our board of directors and our Advisor to implement our investment strategy. Except for those investors who purchase shares in our IPO after such time as our prospectus, dated August 20, 2014, is supplemented to describe one or more investments which have been identified, stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. Stockholders must rely entirely on the management ability of our Advisor or any service provider and the oversight of our board of directors.

Stockholders may be more likely to sustain a loss on their investment because our Sponsor does not have as strong an economic incentive to avoid losses as does a sponsor who has made significant equity investments in its company.
Our Sponsor has only invested $0.2 million in us through the purchase of 8,888 shares of our common stock at $22.50 per share, reflecting no selling commission or dealer manager fees paid in connection with such sale. Neither our Sponsor nor any affiliate may sell this initial investment while our Sponsor remains a sponsor but may transfer the shares to its affiliates. Therefore, if we are successful in raising enough proceeds to be able to reimburse our Sponsor for our significant organization and offering expenses, our Sponsor will have little exposure to loss in the value of our shares. Without this exposure, our investors may be at a greater risk of loss because our Sponsor will have less to lose from a decrease in the value of our shares compared to a sponsor that makes more significant equity investments in its company.
There is no regular established trading market for our shares and there may never be one; therefore, it will be difficult for stockholders to sell their shares.
There currently is no regular established trading market for our shares and there may never be one. If stockholders are able to find a buyer for their shares, they may not sell their shares unless the buyer meets applicable suitability and minimum purchase standards and the sale does not violate state securities laws. Our charter also prohibits the ownership of more than 9.8% in value of the aggregate of our outstanding shares of capital stock and more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our capital stock by a single investor, unless exempted (prospectively or retroactively) by our board of directors, which may inhibit large investors from desiring to purchase our shares. Moreover, our share repurchase program includes numerous restrictions that would limit a stockholder's ability to sell shares to us.
Our board of directors may amend the terms of our share repurchase program without stockholder approval. Our board of directors also is free to amend, suspend or terminate the program upon 30 days’ notice or to reject any request for repurchase.
Therefore, it will be difficult for stockholders to sell their shares promptly or at all. If stockholders are able to sell their shares, they likely will have to sell them at a substantial discount to the price they paid for the shares. It also is likely that our shares would not be accepted as the primary collateral for a loan. Stockholders should purchase the shares only as a long-term investment because of the illiquid nature of the shares.
We established the offering price for our IPO on an arbitrary basis; as a result, the actual value of an investment in our shares may be substantially less than what was paid.
Our board of directors has arbitrarily determined the initial selling price of the shares in our IPO, and did not base the price on any relationship to our book or asset value, or to any other established criteria for valuing issued or outstanding shares. Because the offering price is not based upon any independent valuation, the offering price is not indicative of the proceeds that stockholders would receive upon liquidation.
If we, through our Advisor, are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions, which would adversely affect the value of an investment in our shares.
Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Advisor in acquiring our investments, selecting tenants for our properties and securing independent financing arrangements. We currently own one property. Our Advisor may not be successful in obtaining further suitable investments on financially attractive terms or that, if it makes investments on our behalf, our objectives will be achieved.
We may suffer from delays in locating suitable investments, which could adversely affect our ability to make distributions and the value of an investment in our shares.
We could suffer from delays in locating further suitable investments, particularly as a result of our reliance on our Advisor at times when management of our Advisor is simultaneously seeking to locate suitable investments for other affiliated programs. Delays we encounter in the selection, acquisition and, if we develop properties, development of income-producing properties, likely would adversely affect our ability to make distributions and our overall returns. Generally, we may fund distributions from unlimited amounts of any source, including borrowing funds, using proceeds from our IPO, issuing additional securities or selling assets in order to fund distributions if we are unable to make distributions with our cash flow from our operations. Using these sources will reduce the proceeds we have available to invest in properties and other real estate assets. If we encounter any such delays, we may pay all or a substantial portion of our distributions from the proceeds of our IPO or from borrowings in anticipation of future cash flow, which may constitute a return of investor capital. In particular, where we acquire properties prior to the start of construction or during the early stages of construction, it typically will take several months to complete construction and rent available space. Therefore, we could suffer delays in the receipt of cash flow from properties and other real estate assets attributable to those particular properties.

We may change our targeted investments without stockholder consent.
We expect to use substantially all the net proceeds of our IPO to acquire a diversified portfolio of healthcare-related assets including MOBs, seniors housing communities and other healthcare-related facilities. We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in our prospectus. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions to our stockholders.
Distributions paid from sources other than our cash flows from operations, particularly from proceeds of our IPO, will result in us having fewer funds available for the acquisition of properties and other real estate-related investments and may dilute a stockholder's interests in us, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect a stockholder's overall return.
Until we are generating operating cash flow from properties or other real estate-related investments sufficient to fund distributions to our stockholders, we intend to pay all or a substantial portion of our distributions from the proceeds of our IPO or from borrowings, including possible borrowings from our Advisor or its affiliates, the sale of additional securities, advances from our Advisor, and our Advisor’s deferral, suspension or waiver of its fees and expense reimbursements. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time. Distributions made from offering proceeds are a return of capital to stockholders, from which we will have already paid offering expenses in connection with our IPO. We have not established any limit on the amount of proceeds from our IPO that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; or (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any.
If we fund distributions from the proceeds of our IPO, we will have less funds available for acquiring properties or other real estate-related investments. As a result, the return stockholders' realize on their investments may be reduced. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets or the proceeds of our IPO may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute current stockholders' interest in us if we sell shares of our common stock or securities convertible or exercisable into shares of our common stock to third-party investors. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability or affect the distributions payable to stockholders upon a liquidity event, any or all of which may have an adverse effect on an investment in our shares.
If we are unable to raise substantial funds, we will be limited in the number and type of investments we may make and the value of a stockholder's investment in us will fluctuate with the performance of the specific properties we acquire.
Our IPO is being made on a reasonable best efforts basis, whereby the brokers, including our Dealer Manager, participating in our IPO are only required to use their reasonable best efforts to sell our shares and have no firm commitment or obligation to purchase any of the shares. As a result, the amount of proceeds we raise in our IPO may be substantially less than the amount we would need to achieve a broadly diversified property portfolio. If we are unable to raise substantially more than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. In such event, the likelihood of our profitability being affected by the performance of any one of our investments will increase. For example, if we only sell $2.0 million of our common stock, we may be able to make only one investment. If we only are able to make one investment, we would not achieve any asset diversification. Additionally, we are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. An investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments.
In addition, our inability to raise substantial funds would prevent us from decreasing our fixed operating expenses as a percentage of gross income, and our financial condition and ability to pay distributions could be adversely affected.

Disclosures made by American Realty Capital Properties, Inc. ("ARCP"), an entity previously sponsored by the Parent of our Sponsor, may adversely affect our ability to raise substantial funds.
On October 29, 2014, ARCP announced that its audit committee had concluded that the previously issued financial statements and other financial information contained in certain public filings should no longer be relied upon. This conclusion was based on the preliminary findings of an investigation conducted by ARCP’s audit committee which concluded that certain accounting errors were made by ARCP personnel that were not corrected after being discovered, resulting in an overstatement of AFFO and an understatement of ARCP’s net loss for the three and six months ended June 30, 2014. ARCP also announced the resignation of its chief accounting officer and its chief financial officer. ARCP’s former chief financial officer is one of the non-controlling owners of the Parent of our Sponsor, but does not have a role in managing our business or our Sponsor’s business. In December 2014, ARCP announced the resignation of its executive chairman, who was also the executive chairman of our board of directors until his resignation on December 29, 2014. This individual also is one of the controlling members of the Parent of our Sponsor.
On March 2, 2015, ARCP announced the completion of its audit committee’s investigation and filed amendments to its Form 10-K for the year ended December 31, 2013 and its Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014. According to these filings, these amendments corrected errors in ARCP’s financial statements and in its calculation of AFFO that resulted in overstatements of AFFO for the years ended December 31, 2011, 2012 and 2013 and the quarters ended March 31, 2013 and 2014 and June 30, 2014 and described certain results of its investigations, including matters relating to payments to, and transactions with, affiliates of the Parent of our Sponsor and certain equity awards to certain officers and directors. In addition, ARCP disclosed that the audit committee investigation had found material weaknesses in ARCP’s internal control over financial reporting and its disclosure controls and procedures. ARCP also disclosed that the SEC has commenced a formal investigation, that the United States Attorney’s Office for the Southern District of New York contacted counsel for both ARCP’s audit committee and ARCP with respect to the matter and that the Secretary of the Commonwealth of Massachusetts has issued a subpoena for various documents. On March 30, 2015, ARCP filed its Form 10-K for the year ended December 31, 2014. ARCP's filings with the SEC are available at the internet site maintained by the SEC, www.sec.gov.
Since the initial announcement in October 2014, a number of participating broker-dealers temporarily suspended their participation in the distribution of our IPO. Although certain of these broker-dealers have reinstated their participation, we cannot predict the length of time the remaining temporary suspensions will continue or whether all participating broker-dealers will reinstate their participation in the distribution of our IPO. As a result, our ability to raise substantial funds may be adversely impacted.
If we internalize our management functions, we may be unable to obtain key personnel, and our ability to achieve our investment objectives could be delayed or hindered, which could adversely affect our ability to pay distributions to stockholders and the value of an investment in our shares.
We may engage in an internalization transaction and become self-managed in the future. If we internalize our management functions, certain key employees may not become our employees but may instead remain employees of our Advisor or its affiliates. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from most effectively managing our investments, which could result in litigation and resulting associated costs in connection with the internalization transaction.
If our Advisor loses or is unable to obtain key personnel, including in the event another AR Capital, LLC-sponsored program internalizes its advisor, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our ability to make distributions and the value of an investment in our shares.
Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor, each of whom would be difficult to replace. Our Advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us or our Advisor. If any of our key personnel were to cease their affiliation with our Advisor, our operating results could suffer. This could occur, among other ways, if another AR Capital, LLC-sponsored program internalizes its advisor. If that occurs, key personnel of our Advisor, who also are key personnel of the internalized advisor, could become employees of the other program and would no longer be available to our Advisor. Further, we do not intend to separately maintain key person life insurance on any of our Advisor’s key personnel. We believe that our future success depends, in large part, upon our Advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we can provide no assurance that our Advisor will be successful in attracting and retaining such skilled personnel. If our Advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of an investment in our shares may decline.

In the event we are able to quickly raise a substantial amount of capital, we may have difficulty investing it in properties.
If we are able to quickly raise a substantial amount of capital in our IPO, we may have difficulty identifying and purchasing suitable properties on attractive terms, and there could be a delay between the time we receive net proceeds from the sale of shares of our common stock in our IPO and the time we invest the net proceeds. This could cause a substantial delay in the time it takes for an investment in our shares to realize its full potential return and could adversely affect our ability to pay distributions to stockholders. If we fail to timely invest the net proceeds of our IPO or to invest in quality assets, our ability to achieve our investment objectives, including, without limitation, diversification of our portfolio by geographic area and type of tenant, could be materially adversely affected.
We may be unable to pay or maintain cash distributions or increase distributions over time.
There are many factors that can affect the availability and timing of cash distributions to stockholders, including the amount of cash flows from operations. The amount of cash available for distributions is affected by many factors, such as our ability to buy properties as offering proceeds become available, rental income from such properties and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. With a limited operating history, we can provide no assurance that we will be able to pay distributions or, once we begin paying distributions, maintain our then-current level of distributions or that distributions will increase over time. We cannot give any assurance that rents from the properties we acquire will increase, that the securities we buy will increase in value or provide constant or increased distributions over time, or that future acquisitions of real properties, mortgage, bridge or mezzanine loans or any investments in securities will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing a distribution rate to stockholders. We may not have sufficient cash from operations to make a distribution required to qualify for or maintain our REIT status, which may materially adversely affect an investment in our shares.
Our organizational documents permit us to pay distributions from any source, including unlimited amounts from offering proceeds and borrowings. Any of these distributions may reduce the amount of capital we ultimately invest in properties and other permitted investments and negatively impact the value of an investment in our shares, especially if a substantial portion of our distributions is paid from offering proceeds. There is no guarantee that we will pay any particular amount of distributions, if at all.
Our organizational documents permit us to pay distributions from any source, including unlimited amounts from offering proceeds and borrowings. Until we are generating operating cash flow sufficient to make distributions to our stockholders, we intend to pay all or a substantial portion of our distributions from the proceeds of our IPO or from borrowings, including possible borrowings from our Advisor or its affiliates. Any of these distributions may reduce the amount of capital we ultimately invest in properties and other permitted investments and negatively impact the value of an investment in our shares, especially if a substantial portion of our distributions is paid from offering proceeds. There is no guarantee that we will pay any particular amount of distributions, if at all. Paying distributions from the proceeds of our IPO or from borrowings also would reduce the amount of capital we ultimately invest in properties and other permitted investments. This, in turn, would reduce the value of an investment in our shares. If we encounter any delays in locating suitable investments, we may pay all or a substantial portion of our distributions from the proceeds of our IPO or from borrowings in anticipation of future cash flow, which may constitute a return of capital. In addition, if we fail to timely invest the net proceeds of our IPO or to invest in quality assets, our ability to achieve our investment objectives, including, without limitation, diversification of our portfolio by geographic area and type of tenant, could be materially adversely affected.
Our rights and the rights of our stockholders to recover claims against our officers, directors and Advisor are limited, which could reduce stockholders' and our recovery against them if they cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, subject to certain limitations set forth therein or under Maryland law, our charter provides that no director or officer will be liable to us or our stockholders for monetary damages and requires us to indemnify our directors, officers and Advisor and our Advisor’s affiliates and permits us to indemnify our employees and agents. However, our charter provides that we may not indemnify a director, our Advisor or an affiliate of our Advisor for any loss or liability suffered by any of them or hold harmless such indemnitee for any loss or liability suffered by us unless: (1) the indemnitee determined, in good faith, that the course of conduct that caused the loss or liability was in our best interests, (2) the indemnitee was acting on behalf of or performing services for us, (3) the liability or loss was not the result of (A) negligence or misconduct, in the case of director (other than an independent director), our Advisor or an affiliate of our Advisor, or (B) gross negligence or willful misconduct, in the case of an independent director, and (4) the indemnification or agreement to hold harmless is recoverable only out of our net assets and not from our stockholders.

Although our charter does not allow us to indemnify or hold harmless an indemnitee to a greater extent than permitted under Maryland law and the NASAA REIT Guidelines, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our Advisor and its affiliates, than might otherwise exist under common law, which could reduce stockholders' and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our Advisor and its affiliates in some cases which would decrease the cash otherwise available for distribution to stockholders.
Commencing with the NAV pricing date, the offering price for shares pursuant to our DRIP, as well as the repurchase price for our shares under our share repurchase program, will vary quarterly and will be based on NAV, which will be based upon subjective estimates, judgments, assumptions and opinions about future events, and also may not accurately reflect the value of our assets and liabilities at a particular time for other reasons.
Commencing with the NAV pricing date, the offering price for shares pursuant to our DRIP, as well as the repurchase price for our shares under our share repurchase program, will vary quarterly and will be based on NAV. Our Advisor, with the assistance of an independent third party valuer, will calculate NAV by estimating the market value of our assets and liabilities, many of which may be illiquid. In calculating NAV, our Advisor will consider an estimate provided by an independent valuer of the market value of our real estate assets. Our Advisor will review such valuation for consistency with its determinations of value and our valuation guidelines and the reasonableness of the independent valuer's conclusions.
The final determination of value may be made by a valuation committee comprised of our independent directors if our Advisor determines that the appraisals of the independent valuer are materially higher or lower than its valuations. The valuation used by the independent valuer, our Advisor and our board of directors may not be precise because the valuation methodologies used to value a real estate portfolio involve subjective judgments, assumptions and opinions about future events, such as comparable sales, rental and operating expense data, capitalization or discount rate, and projections of future rent and expenses. If different judgments, assumptions or opinions were used, a different estimate would likely result.
Each property will be appraised at least annually and appraisals will be spread out over the course of a year so that approximately 25% of all properties are appraised each quarter. Because each property will be appraised only annually, there may be changes in the course of the year that are not fully reflected in the quarterly NAV. As a result, the published NAV may not fully reflect changes in value that may have occurred since the prior quarterly valuation. Moreover, appraised value of a particular property may be greater or less than its potential realizable value, which would cause our estimated NAV to be greater or less than the potential realizable NAV. Any resulting disparity may benefit the selling or non-selling stockholders or purchasers. Further, valuations do not necessarily represent the price at which we would be able to sell an asset.
In addition, our NAV may suddenly change if the appraised value of our properties materially changes or the actual operating results differ from what we originally budgeted for that quarter. For example, if a material lease is unexpectedly terminated or renewed, or a property experiences an unanticipated structural or environmental event, the value of a property may materially change. Furthermore, if we cannot immediately quantify the financial impact of any extraordinary events, our NAV as published for any given quarter will not reflect such events. As a result, the NAV published after the announcement of a material event may differ significantly from our actual NAV until we are able to quantify the financial impact of such event and our NAV is appropriately adjusted on a going forward basis.
NAV does not represent the fair market value of our assets less liabilities under GAAP. NAV is not a representation, warranty or guarantee of: (a) what a stockholder would ultimately realize upon a liquidation of our assets and settlement of our liabilities or upon any other liquidity event, (b) that the shares of our common stock would trade at NAV on a national securities exchange, (c) what any third party in an arm's-length transaction would offer to purchase all or substantially all of our shares of common stock at NAV, and (d) that NAV would equate to a market price for an open-end real estate fund. We will not retroactively adjust the valuation of such assets, the price of our common stock, the price we paid to repurchase shares of our common stock or NAV-based fees we paid to our Advisor and dealer manager.
Prior to the NAV pricing date, our stockholders will not be able to determine the NAV of their shares.
We will not publish our NAV until the NAV pricing date. Because the price our stockholders will pay for shares of our common stock pursuant to our DRIP, and the price at which our stockholders' shares may be repurchased by us pursuant to our share repurchase program, will be based on our estimated NAV commencing with the NAV pricing date, our stockholders may pay more than realizable value or receive less than realizable value for their investment.

Risks Related to Conflicts of Interest
We will be subject to conflicts of interest arising out of our relationships with our Advisor and its affiliates, including the material conflicts discussed below.
Our Advisor faces conflicts of interest relating to the acquisition of assets and leasing of properties and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could limit our ability to make distributions and reduce our stockholders’ overall investment return.
We rely on our Advisor and its executive officers and other key real estate professionals at our Advisor, our Property Manager, to identify suitable investment opportunities for us. Several of the other key real estate professionals of our Advisor are also the key real estate professionals at our Sponsor and its other public programs. Many investment opportunities that are suitable for us may also be suitable for other programs sponsored directly or indirectly by the Parent of our Sponsor. For example, ARC HT II seeks, like us, to acquire a diversified portfolio of healthcare-related assets. The investment opportunity allocation agreement we have entered into with ARC HT II may result in us not being able to acquire separate properties identified by our Advisor and its affiliates.
In addition, we may acquire properties in geographic areas where other AR Capital, LLC-sponsored or any service provider-sponsored programs own properties. Also, we may acquire properties from, or sell properties to, other AR Capital, LLC-sponsored programs. If one of the other AR Capital, LLC-sponsored programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. Similar conflicts of interest may apply if our Advisor determines to make or purchase mortgage, bridge or mezzanine loans or participations therein on our behalf, since other AR Capital, LLC-sponsored programs may be competing with us for these investments.
Our Advisor will face conflicts of interest relating to joint ventures, which could result in a disproportionate benefit to the other venture partners at our expense and adversely affect the return on an investment in our shares.
We may enter into joint ventures with other AR Capital, LLC-sponsored programs for the acquisition, development or improvement of properties. Our Advisor may have conflicts of interest in determining which AR Capital, LLC-sponsored program should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, our Advisor may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Because our Advisor and its affiliates will control both the affiliated co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceeds the percentage of our investment in the joint venture.
Our Advisor, Sponsor and Dealer Manager and their officers and employees and certain of our executive officers, directors and other key personnel face competing demands relating to their time, and this may cause our operating results to suffer.
Our Advisor, Sponsor and Dealer Manager and their officers and employees and certain of our executive officers, directors and other key personnel and their respective affiliates are key personnel, general partners, sponsors, managers, owners and advisors of other real estate investment programs, including AR Capital, LLC-sponsored REITs, some of which have investment objectives and legal and financial obligations similar to ours and may have other business interests as well. Some of these REITs have registration statements that became effective in the past twelve months. As a result, such REITs will have concurrent or overlapping fundraising, acquisition, operational and disposition and liquidation phases as us, which may cause conflicts or interest to arise throughout the life of our company with respect to, among other things, finding investors, location and acquiring properties, entering into leases and disposing of properties. Additionally, based on our sponsor’s experience, a significantly greater time commitment is required of senior management when the REIT is being organized, funds are initially being raised and funds are initially being invested, and less time is required as additional funds are raised and our IPO matures. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. If this occurs, the returns on our investments may suffer.

Because other real estate programs sponsored directly or indirectly by the Parent of our Sponsor and offered through our Dealer Manager may conduct offerings concurrently with our IPO, our Sponsor and our Dealer Manager face potential conflicts of interest arising from competition among us and these other programs for investors and investment capital, and such conflicts may not be resolved in our favor.
The Parent of our Sponsor is the sponsor of several other REITs for which affiliates of our Advisor are also advisors that are raising capital in ongoing public offerings of common stock similar to ours. Our Dealer Manager, which is owned by an entity under common control with the Parent of our Sponsor, is the dealer manager or is named in the registration statement as the dealer manager in a number of ongoing public offerings by REITs, including some offerings sponsored directly or indirectly by the Parent of our Sponsor. In addition, our Sponsor may decide to sponsor future programs that would seek to raise capital through public offerings conducted concurrently with our IPO.
As a result, our Sponsor and our Dealer Manager may face conflicts of interest arising from potential competition between us and these other programs for investors and investment capital. There may be periods during which one or more programs sponsored directly or indirectly by the Parent of our Sponsor is raising capital and might compete with us for investment capital. Such conflicts may not be resolved in our favor, and stockholders' will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making an investment.
We also will compete for investors with these other programs, and the overlap of these offerings with our IPO could adversely affect our ability to raise all the capital we seek in our IPO, the timing of sales of our shares and the amount of proceeds we have to invest in real estate assets.
American National Stock Transfer, LLC, our affiliated transfer agent, has a limited operating history and a failure by our transfer agent to perform its functions for us effectively may adversely affect our operations.
Our transfer agent is a related party of our Sponsor that has been providing certain transfer agency services for programs sponsored directly or indirectly by AR Capital, LLC since 2013. Because of its limited experience, there is no assurance that our transfer agent will be able to effectively provide transfer agency and registrar services to us. Furthermore, our transfer agent is responsible for supervising third party service providers who may, at times, be responsible for executing certain transfer agency and registrar services. If our transfer agent fails to perform its functions for us effectively, our operations may be adversely affected.
All of our executive officers, some of our directors and the key real estate and other professionals assembled by our Advisor, our Property Manager and our Dealer Manager face conflicts of interest related to their positions or interests in affiliates of our Sponsor, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.
All of our executive officers, some of our directors and the key real estate and other professionals assembled by our Advisor, Property Manager and Dealer Manager are also executive officers, directors, managers, key professionals or holders of a direct or indirect controlling interests in our Advisor, our Property Manager, our Dealer Manager or other Sponsor-affiliated entities. Through our Sponsor’s affiliates, some of these persons work on behalf of programs sponsored directly or indirectly by the Parent of our Sponsor that are currently raising capital publicly. As a result, they have loyalties to each of these entities, which loyalties could conflict with the fiduciary duties they owe to us and could result in action or inaction detrimental to our business. Conflicts with our business and interests are most likely to arise from (a) allocation of new investments and management time and services between us and the other entities, (b) our purchase of properties from, or sale of properties to, affiliated entities, (c) development of our properties by affiliates, (d) investments with affiliates of our Advisor, (e) compensation to our Advisor and (f) our relationship with our Advisor, our Dealer Manager and our Property Manager. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.
The conflicts of interest inherent in the incentive fee structure of our arrangements with our Advisor and its affiliates could result in actions that are not necessarily in the long-term best interests of our stockholders, including required payments if we terminate the advisory agreement, even for poor performance by our Advisor.
Under our advisory agreement and the limited partnership agreement of our operating partnership, or the partnership agreement, our Special Limited Partner and its affiliates is entitled to fees, distributions and other amounts that are structured in a manner intended to provide incentives to our Advisor to perform in our best interests. However, because our Advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, its interests may not be wholly aligned with those of our stockholders. In that regard, our Advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle it or our Special Limited Partner to fees. In addition, our Special Limited Partner and its affiliates’ entitlement to fees and distributions upon the sale of our assets and to participate in sale proceeds could result in our Advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle our Advisor and its affiliates, including our Special Limited Partner, to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest.

Moreover, the partnership agreement requires our operating partnership to pay a performance-based termination distribution to our Special Limited Partner or its assignees if we terminate the advisory agreement, even for poor performance by our Advisor, prior to the listing of our shares for trading on an exchange or, absent such listing, in respect of its participation in net sales proceeds. To avoid paying this distribution, our independent directors may decide against terminating our Advisory agreement prior to our listing of our shares or disposition of our investments even if, but for the termination distribution, termination of the advisory agreement would be in our best interest. Similarly, because this distribution would still be due even if we terminate the advisory agreement for poor performance, our Advisor may be incentivized to focus its resources and attention on other matters or otherwise fail to use its best efforts on our behalf.
In addition, the requirement to pay the distribution to our Special Limited Partner or its assignees at termination could cause us to make different investment or disposition decisions than we would otherwise make, in order to satisfy our obligation to pay the distribution to our Special Limited Partner or its assignees. Moreover, our Advisor has the right to terminate the advisory agreement upon a change of control of our company and thereby trigger the payment of the termination distribution, which could have the effect of delaying, deferring or preventing the change of control. In addition, our Advisor is entitled to an annual subordinated performance fee such that, for any year in which investors receive payment of a 6.0% annual cumulative, pre-tax, non-compounded return on the capital contributed by investors, our Advisor is entitled to 15.0% of the amount in excess of such 6.0% per annum return, provided that the amount paid to our Advisor does not exceed 10.0% of the aggregate return for such year and that the amount, while accruing annually in each year the 6.0% return is attained, will not actually be paid to our Advisor unless investors receive a return of capital contributions, which could encourage our Advisor to recommend riskier or more speculative investments.
There is no separate counsel for us and our affiliates, which could result in conflicts of interest, and such conflicts may not be resolved in our favor, which could adversely affect the value of an investment in our shares.
Proskauer Rose LLP acts as legal counsel to us and also represents our Advisor and some of its affiliates. There is a possibility in the future that the interests of the various parties may become adverse and, under the Code of Professional Responsibility of the legal profession, Proskauer Rose LLP may be precluded from representing any one or all such parties. If any situation arises in which our interests appear to be in conflict with those of our Advisor or its affiliates, additional counsel may be retained by one or more of the parties to assure that their interests are adequately protected. Moreover, should a conflict of interest not be readily apparent, Proskauer Rose LLP may inadvertently act in derogation of the interest of the parties which could affect our ability to meet our investment objectives.
Our Dealer Manager signed a Letter of Acceptance, Waiver and Consent with the Financial Industry Regulatory Authority ("FINRA"), any further action, proceeding or litigation with respect to the substance of the Letter of Acceptance, Waiver and Consent, or in connection with any other similar action, proceeding or litigation that may occur, could adversely affect our IPO or the pace at which we raise proceeds.
In April 2013, our Dealer Manager received notice and a proposed Letter of Acceptance, Waiver and Consent ("AWC"), from FINRA, the self-regulatory organization that oversees broker dealers, that certain violations of SEC and FINRA rules, including Rule 10b-9 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and FINRA Rule 2010, occurred in connection with its activities as a co-dealer manager for a public offering. Without admitting or denying the findings, our Dealer Manager submitted an AWC, which FINRA accepted on June 4, 2013. In connection with the AWC, our Dealer Manager consented to the imposition of a censure and a fine of $60,000. To the extent any action would be taken against our Dealer Manager in connection with the above AWC, or in connection with any other similar action, proceeding or litigation that may occur, our Dealer Manager could be adversely affected which could adversely affect the proceeds we are able to raise in our IPO.
Risks Related to Our IPO and Our Corporate Structure
We intend to disclose funds from operations and modified funds from operations, each a non-GAAP financial measure, in future communications with investors, including documents filed with the SEC; however, funds from operations and modified funds from operations are not equivalent to our net income or loss of cash flow from operations as determined under GAAP, and stockholders' should consider GAAP measures to be more relevant to our operating performance.
We will use, and we intend to disclose to investors, funds from operations ("FFO") and modified funds from operations ("MFFO"), which are non-GAAP financial measures. FFO and MFFO are not equivalent to our net income or loss or cash flow from operations as determined in accordance with accounting principles generally accepted in the United States ("GAAP"), and investors should consider GAAP measures to be more relevant to evaluating our operating performance and ability to pay distributions. FFO and MFFO and GAAP net income differ because FFO and MFFO exclude gains or losses from sales of property and asset impairment write-downs, and add back depreciation and amortization and adjust for unconsolidated partnerships and joint ventures. MFFO further excludes acquisition-related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to non-controlling interests.

In addition, FFO and MFFO are not indicative of cash flow available to fund cash needs and investors should not consider FFO and MFFO as alternatives to cash flows from operations or an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to pay distributions to our stockholders. Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO and MFFO. Also, because not all companies calculate FFO and MFFO the same way, comparisons with other companies may not be meaningful.
The limit on the number of shares a person may own may discourage a takeover that could otherwise result in a premium price to our stockholders.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted (prospectively or retroactively) by our board of directors, no person may own more than 9.8% in value of the aggregate of our outstanding shares of capital stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our capital stock. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.
Our charter permits our board of directors to authorize the issuance of stock with terms that may subordinate the rights of common stockholders or discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
Our charter permits our board of directors to authorize the issuance of up to 350,000,000 shares of stock. In addition, our board of directors, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our board of directors may also classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications or terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.
Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired and may limit a stockholder's ability to exit the investment.
Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•	any person who beneficially owns, directly or indirectly, 10% or more of the voting power of the corporation’s outstanding voting stock; or

•
an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of, directly or indirectly, 10% or more of the voting power of the then outstanding stock of the corporation.

A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which he or she otherwise would have become an interested stockholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board of directors.
After the five-year prohibition, any business combination between the Maryland corporation and an interested stockholder generally must be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:

•	80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation; and

•
two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

These super-majority vote requirements do not apply if the corporation’s common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The business combination statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has exempted any business combination involving our Advisor or any affiliate of our Advisor. Consequently, the five-year prohibition and the super-majority vote requirements will not apply to business combinations between us and our Advisor or any affiliate of our Advisor. As a result, our Advisor and any affiliate of our Advisor may be able to enter into business combinations with us that may not be in the best interests of our stockholders, without compliance with the super-majority vote requirements and the other provisions of the statute. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.
Maryland law limits the ability of a third party to buy a large stake in us and exercise voting power in electing directors, which may discourage a takeover that could otherwise result in a premium price to our stockholders.
The Maryland Control Share Acquisition Act provides that holders of “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by the affirmative vote of at least stockholders entitled to cast two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval or shares acquired directly from the corporation. A “control share acquisition” means the acquisition of issued and outstanding control shares.
The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction, or (b) to acquisitions approved or exempted by the charter or bylaws of the corporation.
Our bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions of our stock by any person. There can be no assurance that this provision will not be amended or eliminated at any time in the future. For a more detailed discussion on the Maryland laws governing control share acquisitions.
Stockholder returns may be reduced if we are required to register as an investment company under the Investment Company Act.
We are not registered, and do not intend to register ourself or any of our subsidiaries, as an investment company under the Investment Company Act. If we become obligated to register ourself or any of our subsidiaries as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.
We conduct, and intend to continue conducting, our operations, directly and through wholly or majority-owned subsidiaries, so that we and each of our subsidiaries are not an investment company under the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is deemed to be an “investment company” if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an “investment company” if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis. “Investment securities” excludes (A) government securities, (B) securities issued by employees’ securities companies, and (C) securities issued by majority-owned subsidiaries which (i) are not investment companies and (ii) are not relying on the exception from the definition of investment company under Section 3(c)(1) or 3(c)(7) of the Investment Company Act.

Because we are primarily engaged in the business of acquiring real estate, we believe that we and most, if not all, of our wholly and majority-owned subsidiaries will not be considered investment companies under either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act. If we or any of our wholly or majority-owned subsidiaries would ever inadvertently fall within one of the definitions of “investment company,” we intend to rely on the exception provided by Section 3(c)(5)(C) of the Investment Company Act.
Under Section 3(c)(5)(C), the SEC staff generally requires us to maintain at least 55% of our assets directly in qualifying assets and at least 80% of the entity’s assets in qualifying assets and in a broader category of real estate-related assets to qualify for this exception. Mortgage-related securities may or may not constitute such qualifying assets, depending on the characteristics of the mortgage-related securities, including the rights that we have with respect to the underlying loans. Our ownership of mortgage-related securities, therefore, is limited by provisions of the Investment Company Act and SEC staff interpretations.
The method we use to classify our assets for purposes of the Investment Company Act is based in large measure upon no-action positions taken by the SEC staff in the past. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than twenty years ago. No assurance can be given that the SEC staff will concur with our classification of our assets. In addition, the SEC staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of qualifying for an exclusion from regulation under the Investment Company Act. If we are required to re-classify our assets, we may no longer be in compliance with the exclusion from the definition of an “investment company” provided by Section 3(c)(5)(C) of the Investment Company Act.
A change in the value of any of our assets could cause us or one or more of our wholly or majority- owned subsidiaries to fall within the definition of “investment company” and negatively affect our ability to maintain our exclusion from regulation under the Investment Company Act. To avoid being required to register ourself or any of our subsidiaries as an investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy.
If we were required to register ourself as an investment company but failed to do so, we would be prohibited from engaging in our business, and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.
Rapid changes in the values of potential investments in real estate-related investments may make it more difficult for us to maintain our qualification as a REIT or our exception from the Investment Company Act.
If the market value or income generated by our real estate-related investments declines, including as a result of increased interest rates, prepayment rates or other factors, we may need to increase our real estate investments and income or liquidate our non-qualifying assets in order to maintain our REIT qualification or our exception from registration under the Investment Company Act. If the decline in real estate asset values or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of any non-real estate assets that we may own. We may have to make investment decisions that we otherwise would not make absent REIT and Investment Company Act considerations.
We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements.
We are an “emerging growth company,” as defined in the JOBS Act of 2012, and are eligible to take advantage of certain exemptions from, or reduced disclosure obligations relating to, various reporting requirements that are normally applicable to public companies.
We will remain an “emerging growth company” for up to five years, or until the earliest of (1) the last day of the first fiscal year in which we have total annual gross revenue of $1 billion or more, (2) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common stock held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months) or (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Under the JOBS Act, emerging growth companies are not required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with any new requirements adopted by the Public Company Accounting Oversight Board ("PCAOB") that require mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor must provide additional information about the audit and the issuer’s financial statements, (3) comply with new audit rules adopted by the PCAOB after April 5, 2012 (unless the SEC determines otherwise), (4) provide certain disclosures relating to executive compensation generally required for larger public companies, or (5) hold stockholder advisory votes on executive compensation. We have not yet made a decision as to whether to take advantage of any or all of the JOBS Act exemptions that are applicable to us. If we do take advantage of any of these exemptions, we do not know if some investors will find our common stock less attractive as a result.
Additionally, the JOBS Act provides that an “emerging growth company” may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means that an “emerging growth company” can delay adopting certain accounting standards until such standards are otherwise applicable to private companies. However, we have elected to “opt out” of such extended transition period, and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of such extended transition period for compliance with new or revised accounting standards is irrevocable.
If a stockholder do not agree with the decisions of our board of directors, that stockholder has limited control over changes in our policies and operations and may not be able to change our policies and operations.
Our board of directors determines our major policies, including our policies regarding investments, financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders except to the extent that the policies are set forth in our charter. Under the Maryland General Corporation Law ("MGCL"), and our charter, our stockholders have a right to vote only on the following:

•	the election or removal of directors;

•
amendment of our charter, except that our board of directors may amend our charter without stockholder approval to (a) increase or decrease the aggregate number of our shares of stock or the number of shares of stock of any class or series that we have the authority to issue, (b) effect certain reverse stock splits, and (c) change our name or the name or other designation or the par value of any class or series of our stock and the aggregate par value of our stock;

•	our liquidation or dissolution;

•	certain reorganizations of our company, as provided in our charter; and

•	certain mergers, consolidations or sales or other dispositions of all or substantially all our assets, as provided in our charter.
All other matters are subject to the discretion of our board of directors.
Our board of directors may change our investment policies without stockholder approval, which could alter the nature of an investment in our shares.
Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interests of the stockholders. These policies may change over time. The methods of implementing our investment policies also may vary, as new real estate development trends emerge and new investment techniques are developed. Our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by our board of directors. Our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by our board of directors without the approval of our stockholders except as set forth in our charter. As a result, the nature of an investment in our shares could change without stockholders' consent.
Stockholders are limited in their ability to sell their shares pursuant to our share repurchase program and may have to hold shares for an indefinite period of time.
Our board of directors may amend the terms of our share repurchase program without stockholder approval. Our board of directors also is free to amend, suspend or terminate the program upon 30 days’ notice or to reject any request for repurchase. There is no assurance that funds available for our SRP will be sufficient to accommodate all requests. In addition, the share repurchase program includes numerous restrictions that would limit stockholders' ability to sell their shares. Generally, a stockholder must have held his or her shares for at least one year in order to participate in our share repurchase program. Subject to funds being available, the purchase price for shares repurchased under our share repurchase program will be as set forth below until we establish an estimated NAV.

Unless such repurchase is in connection with a stockholder’s death or disability, prior to establishing the estimated NAV, the price per share that we will pay to repurchase shares of our common stock will be as follows: (a) for stockholders who have continuously held their shares of our common stock for at least one year, the price will be 92.5% of the amount paid for each such share, (b) for stockholders who have continuously held their shares of our common stock for at least two years, the price will be 95.0% of the amount paid for each such share, (c) for stockholders who have continuously held their shares of our common stock for at least three years, the price will be 97.5% of the amount paid for each such share, and (d) for stockholders who have held their shares of our common stock for at least four years, the price will be 100.0% of the amount a stockholder paid for each share (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). Additionally, we will limit the number of shares repurchased during any calendar year to 5% of the weighted average number of shares of common stock outstanding on December 31st of the previous calendar year and are only authorized to repurchase shares using the proceeds received from the DRIP and will limit the amount we spend to repurchase shares in a given quarter to the amount of proceeds we received from the DRIP in that same quarter. These limits might prevent us from accommodating all repurchase requests made in any year.
Stockholders may be diluted if the price we pay in respect of shares repurchased under our share repurchase program exceeds the NAV of our shares.
The prices we may pay for shares repurchased under our share repurchase program may exceed the NAV of the shares at the time of repurchase, which may reduce the NAV of the remaining shares.
Because our Advisor is wholly owned by our Sponsor through our Special Limited Partner, the interests of our Advisor and Sponsor are not separate and as a result our Advisor may act in a way that is not necessarily in the interest of all stockholders.
Our Advisor is indirectly wholly owned by our Sponsor through our Special Limited Partner. Therefore, the interests of our Advisor and our Sponsor are not separate and our Advisor’s decisions may not be independent from our Sponsor and may result in our Advisor making decisions to act in ways that are not in the investors’ interests of all stockholders.
Stockholders will be diluted if we issue additional shares, which could adversely affect the value of an investment in our common stock.
Existing stockholders and potential investors in our IPO do not have preemptive rights to any shares issued by us in the future. Our charter currently authorizes us to issue 350.0 million shares of stock, of which 300.0 million shares are classified as common stock and 50.0 million shares are classified as preferred stock. Our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of any class or series of stock, or may classify or reclassify any unissued shares into other classes or series of stock without the necessity of obtaining stockholder approval. All such shares may be issued in the discretion of our board of directors, except that the issuance of preferred stock must be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. Stockholders will suffer dilution (percentage interest) and potential economic dilution of their equity investment in us: (a) from the sale of shares in our IPO or sale of additional shares in the future, including those issued pursuant to the DRIP; (b) if we sell securities that are convertible into shares of our common stock (including Class B Units issued to our Advisor); (c) if we issue shares of our common stock in a private offering of securities to institutional investors; (d) if we issue restricted share awards to our directors; (e) if we issue shares to our Advisor or its affiliates, successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement and other agreements; or (f) if we issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our operating partnership. In addition, the partnership agreement contains provisions that would allow, under certain circumstances, other entities, including other AR Capital, LLC-sponsored programs, to merge into or cause the exchange or conversion of their interest for interests of our operating partnership. Because the limited partnership interests may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our operating partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders.

Future offerings of equity securities which are senior to our common stock for purposes of dividend distributions or upon liquidation, may adversely affect the per share trading price of the value of our common stock.
In the future, we may attempt to increase our capital resources by making additional offerings of equity securities. Under our charter, we may issue, without stockholder approval, preferred stock or other classes of common stock with rights that could dilute the value of our shares of common stock. Any issuance of preferred stock must be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. Upon liquidation, holders of our shares of preferred stock will be entitled to receive our available assets prior to distribution to the holders of our common stock. Additionally, any convertible, exercisable or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. Holders of our common stock are not entitled to preemptive rights or other protections against dilution.
Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability pay dividends to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the value of our common stock and diluting their interest in us.
Payment of fees to our Advisor and its affiliates reduces cash available for investment and distributions to stockholders.
Our Advisor and its affiliates perform various services for us and will be paid fees for these services, which could be substantial. Payment of these fees will reduce the amount of cash available for investment in properties or distribution to stockholders.
We will depend on our operating partnership and its subsidiaries for cash flow and we will be structurally subordinated in right of payment to the obligations of the operating partnership and its subsidiaries, which could adversely affect, among other things, our ability to make distributions to stockholders.
Our only significant assets are and will be the general and limited partnership interests in our operating partnership. We conduct, and intend to conduct, all of our business operations through our operating partnership. Accordingly, our only source of cash to pay our obligations will be distributions from our operating partnership and its subsidiaries of their net earnings and cash flows. There is no assurance that our operating partnership or its subsidiaries will be able to, or be permitted to, make distributions to us that will enable us to make distributions to our stockholders from cash flows from operations. Each of our operating partnership’s subsidiaries will be a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from such entities. In addition, stockholder's claims will be structurally subordinated to all existing and future liabilities and obligations of our operating partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our operating partnership and its subsidiaries will be able to satisfy stockholders' claims only after all liabilities and obligations of us and our operating partnership and its subsidiaries have been paid in full.
Valuations and appraisals of our properties and valuations of our investments in real estate-related assets are estimates of fair value and may not necessarily correspond to realizable value, which could adversely affect the value of our shares of common stock.
Commencing with the NAV pricing date, our Advisor will be responsible for calculating our quarterly NAV. The valuation methodologies used to value our properties and real estate-related assets will involve subjective judgments concerning factors such as comparable sales, rental and operating expense data, capitalization or discount rate, and projections of future rent and expenses. Although our valuation guidelines are designed to accurately determine the fair value of our assets, appraisals and valuations will be only estimates, and ultimate realization depends on conditions beyond our Advisor’s control. Further, valuations do not necessarily represent the price at which we would be able to sell an asset, because such prices would be negotiated. We will not, however, retroactively adjust the valuation of such assets, the price of our common stock, the price we paid to repurchase shares of our common stock or NAV-based fees we paid to our Advisor, our Dealer Manager and their affiliates. Because the price paid for shares of our common stock in our IPO, and the price at which shares may be repurchased by us pursuant to our share repurchase plan, will be based on our estimated per share NAV commencing with the NAV pricing date, stockholders may pay more than realizable value or receive less than realizable value for their investment.

Although our Advisor is responsible for calculating our quarterly NAV, our Advisor will consider independent appraisals of our properties, the accuracy of which our Advisor will not independently verify.
In calculating our quarterly NAV, our Advisor will include the net value of our real estate and real estate-related assets, taking into consideration valuations of individual properties that were obtained from our independent valuer. Our Advisor will review each appraisal by the independent valuer, and will compare each appraisal to its own determination of value. If in our Advisor’s opinion the appraisals are materially higher or lower than our Advisor’s determinations of value, our Advisor will discuss the appraisals with the independent valuer. If our Advisor determines that the appraisals are still materially higher or lower than its valuations, a valuation committee, comprised of our independent directors, will review the appraisals and valuations, and make a final determination of value. Although our Advisor is responsible for the accuracy of the quarterly NAV calculation and will provide our independent valuer with our valuation guidelines, which have been approved by our board of directors, we will not independently verify the appraised value of our properties. As a result, the appraised value of a particular property may be greater or less than its potential realizable value, which would cause our estimated NAV to be greater or less than the potential realizable NAV.
Our per share NAV may suddenly change if the appraised values of our properties materially change or the actual operating results differ from what we originally budgeted for that quarter.
Appraisals of our properties upon which our Advisor’s estimate of the value of our real estate and real estate-related assets will partly be based will probably not be spread evenly throughout the calendar year. We anticipate that such appraisals will be conducted near the end of each calendar quarter or each calendar month. Therefore, when these appraisals are reflected in our NAV calculation, for which our Advisor is ultimately responsible, there may be a sudden change in our per share NAV. In addition, actual operating results for a given month may differ from our original estimate, which may affect our per share NAV. We will base our calculation of estimated income and expenses on a monthly budget. As soon as practicable after the end of each month, we will adjust the estimated income and expenses to reflect the income and expenses actually earned and incurred. We will not, however, retroactively adjust the quarterly per share NAV for the previous quarter.
Therefore, because the actual results from operations may be better or worse than what we previously budgeted for a particular month, the adjustment to reflect actual operating results may cause our per share NAV to change, and such change will occur on the day the adjustment is made.
The per share NAV that we publish may not necessarily reflect changes in our NAV and in the value of our shares that we cannot immediately quantify.
We may experience events affecting our investments that may have a material impact on our NAV. For example, if a material lease is unexpectedly terminated or renewed, or a property experiences an unanticipated structural or environmental event, the value of a property may materially change. Furthermore, if we cannot immediately quantify the financial impact of any extraordinary events, our per share NAV as published for any given quarter will not reflect such events. As a result, the per share NAV published after the announcement of a material event may differ significantly from our actual per share NAV until we are able to quantify the financial impact of such events and our NAV is appropriately adjusted on a going forward basis. The resulting potential disparity may benefit selling or non-selling stockholders, depending on whether NAV is overstated or understated.
General Risks Related to Investments in Real Estate
Our operating results will be affected by economic and regulatory changes that have an adverse impact on the real estate market in general, and we can provide no assurance that we will be profitable or that we will realize growth in the value of our real estate properties.
Our operating results are subject to risks generally incident to the ownership of real estate, including:

•	changes in general economic or local conditions;

•	changes in supply of or demand for competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•	changes in tax, real estate, environmental and zoning laws; and

•	periods of high interest rates and tight money supply.
These and other risks may prevent us from being profitable or from realizing growth or maintaining the value of our real estate properties.

If a tenant declares bankruptcy, we may be unable to collect balances due under the relevant lease, which could adversely affect our financial condition and ability to make distributions to stockholders.
Any of our tenants, or any guarantor of a tenant’s lease obligations, could be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the United States. Such a bankruptcy filing would bar all efforts by us to collect pre-bankruptcy debts from these entities or their properties, unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be paid currently. If a lease is assumed, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim is capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid. This claim could be paid only if funds were available, and then only in the same percentage as that realized on other unsecured claims.
A tenant or lease guarantor bankruptcy could delay efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. Such an event could cause a decrease or cessation of rental payments that would mean a reduction in our cash flow and the amount available for distributions to stockholders. In the event of a bankruptcy, we can provide no assurance that the tenant or its trustee will assume our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available for distributions to stockholders may be adversely affected.
If a sale-leaseback transaction is re-characterized in a tenant’s bankruptcy proceeding, our financial condition and ability to make distributions to stockholders could be adversely affected.
We may enter into sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect our business. If the sale-leaseback were re-characterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. If the sale-leaseback were re-characterized as a joint venture, our lessee and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property. Either of these outcomes could adversely affect our cash flow and the amount available for distributions to stockholders.
Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.
If we enter into sale-leaseback transactions, we will use commercially reasonable efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease” for tax purposes, thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes. However, the IRS may challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests” or “income tests” and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated, which might also cause us to fail to meet the distribution requirement for a taxable year.
Properties that have vacancies for a significant period of time could be difficult to sell, which could diminish the return on an investment in our shares.
A property may incur vacancies either by the continued default of tenants under their leases or the expiration of tenant leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash to be distributed to stockholders. In addition, because properties’ market values depend principally upon the value of the properties’ leases, the resale value of properties with prolonged vacancies could suffer, which could further reduce the return we earn on our assets and the value of an investment in our shares.

We may obtain only limited warranties when we purchase a property and would have only limited recourse if our due diligence did not identify any issues that lower the value of our property, which could adversely affect our financial condition and ability to make distributions to stockholders.
The seller of a property often sells such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all our invested capital in the property as well as the loss of rental income from that property.
We may be unable to secure funds for future tenant improvements or capital needs, which could adversely impact the returns we generate on our properties and thus our ability to pay cash distributions to our stockholders.
When tenants do not renew their leases or otherwise vacate their space, it is usual that, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. In addition, we will likely be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops, even if our leases with tenants may require tenants to pay routine property maintenance costs. We are reserving only 0.1% of the gross proceeds from our IPO for future capital needs. Accordingly, if we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain financing from other sources, such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both, all of which could have a material adverse effect on our ability to pay distributions to our stockholders and the value of our investments.
Our inability to sell a property when we desire to do so could adversely impact our ability to pay cash distributions to stockholders.
The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.
We may be required to expend funds to correct defects or to make improvements before a property can be sold. We may not have funds available to correct such defects or to make such improvements. Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These provisions would restrict our ability to sell a property.
We may not be able to sell our properties at a price equal to, or greater than, the price for which we purchased such property.
Many of our leases will not contain rental increases over time. Therefore, the value of the property to a potential purchaser may not increase over time, which may restrict our ability to sell a property, or if we are able to sell such property, may lead to a sale price less than the price that we paid to purchase the property.
We may acquire or finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.
Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties, and thus affect cash available for distributions to stockholders. Lock out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could impair our ability to take other actions during the lock-out period that could be in the best interests of our stockholders and, therefore, may have an adverse impact on the value of the shares, relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.

Rising expenses could reduce cash flow and funds available for future acquisitions and our funds available for future acquisitions and our ability to pay cash distributions to stockholders.
Any properties that we buy are subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. All of our properties are subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses. Leases may not be negotiated on a triple-net basis or on a basis requiring the tenants to pay all or some of such expenses, in which event we may have to pay those costs. If we are unable to lease properties on a triple-net-lease basis or on a basis requiring the tenants to pay all or some of such expenses, or if tenants fail to pay required tax, utility and other impositions, we could be required to pay those costs which could adversely affect funds available for future acquisitions or cash available for distributions.
Uninsured losses relating to real property or excessively expensive premiums for insurance coverage, including due to the non-renewal of the Terrorism Risk Insurance Act of 2002 ("TRIA"), could reduce our cash flows and the return on an investment in our shares.
There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with such catastrophic events could sharply increase the premiums we pay for coverage against property and casualty claims.
This risk is particularly relevant with respect to potential acts of terrorism. The TRIA, under which the U.S. federal government bears a significant portion of insured losses caused by terrorism, will expire on December 31, 2020, and there can be no assurance that Congress will act to renew or replace the TRIA following its expiration. In the event the TRIA is not renewed or replace, terrorism insurance may become difficult or impossible to obtain at reasonable costs or at all, which may result in adverse impacts and additional costs to us.
Changes in the cost or availability of insurance due to the non-renewal of the TRIA or for other reasons could expose us to uninsured casualty losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss, which may reduce the value of an investment in our shares. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to stockholders.
Additionally, mortgage lenders insist in some cases that commercial property owners purchase coverage against terrorism as a condition for providing mortgage loans. Accordingly, to the extent terrorism risk insurance policies are not available at reasonable costs, if at all, our ability to finance or refinance our properties could be impaired. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate, or any, coverage for such losses.
Terrorist attacks and other acts of violence, civilian unrest or war may affect the markets in which we operate, our operations and our profitability.
We may acquire real estate assets located in major metropolitan areas as well as densely populated sub-markets that are susceptible to terrorist attack. In addition, any kind of terrorist activity or violent criminal acts, including terrorist acts against public institutions or buildings or modes of public transportation (including airlines, trains or buses) could have a negative effect on our business. These events may directly impact the value of our assets through damage, destruction, loss or increased security costs. Although we may obtain terrorism insurance, we may not be able to obtain sufficient coverage to fund any losses we may incur. The TRIA, which was designed for a sharing of terrorism losses between insurance companies and the federal government, will expire on December 31, 2020, and there can be no assurance that Congress will act to renew or replace it. See "—Uninsured losses relating to real property or excessively expensive premiums for insurance coverage, including due to the non-renewal of the Terrorism Risk Insurance Act of 2002 ("TRIA"), could reduce our cash flows and the return on an investment in our shares.”
More generally, any terrorist attack, other act of violence or war, including armed conflicts, could result in increased volatility in, or damage to, the worldwide financial markets and economy. Increased economic volatility could adversely affect our hotel properties’ ability to conduct their operations profitably or our ability to borrow money or issue capital stock at acceptable prices and have a material adverse effect on our financial condition, results of operations and ability to pay distributions to our stockholders.

Real estate-related taxes may increase and if these increases are not passed on to tenants, our income will be reduced, which could adversely affect our ability to make distributions to stockholders.
Some local real property tax assessors may seek to reassess some of our properties as a result of our acquisition of the property. Generally, from time to time our property taxes increase as property values or assessment rates change or for other reasons deemed relevant by the assessors. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. There is no assurance that leases will be negotiated on a basis that passes such taxes on to the tenant. Increases not passed through to tenants will adversely affect our income, cash available for distributions, and the amount of distributions to stockholders.
Properties may be subject to restrictions on their use that affect our ability to operate a property, which may adversely affect our operating costs and reduce the amount of funds available to pay distributions to stockholders.
Some of our properties may be contiguous to other parcels of real property, comprising part of the same commercial center. In connection with such properties, there are significant covenants, conditions and restrictions ("CC&Rs") restricting the operation of such properties and any improvements on such properties, and related to granting easements on such properties. Moreover, the operation and management of the contiguous properties may impact such properties. Compliance with CC&Rs may adversely affect our operating costs and reduce the amount of funds that we have available to pay distributions.
Our operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks.
We may use proceeds from our IPO to acquire and develop properties upon which we may construct improvements. We will be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities or community groups, and our builder’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance also may be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.
We may invest in unimproved real property. For purposes of this paragraph, “unimproved real property” does not include properties acquired for the purpose of producing rental or other operating income, properties under development or construction, and properties under contract for development or in planning for development within one year. Returns from development of unimproved properties are also subject to risks associated with re-zoning the land for development and environmental concerns of governmental entities and/or community groups. If we invest in unimproved property other than property we intend to develop, an investment in our shares will be subject to the risks associated with investments in unimproved real property.
Competition with third parties in acquiring properties and other investments may reduce our profitability and the return on an investment in our shares.
We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships, and other entities engaged in real estate investment activities, many of which have greater resources than we do. Larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Any such increase would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties and other investments, our profitability and returns on our assets will be reduced and stockholders may experience a lower return on an investment in our shares.
Our properties face competition that may affect tenants’ ability to pay rent and the amount of rent paid to us may affect the cash available for distributions and the amount of distributions.
Our properties face competition for tenants. The number of competitive properties could have a material effect on our ability to rent space at our properties and the amount of rents charged. We could be adversely affected if additional competitive properties are built in locations competitive with our properties, causing increased competition for customer traffic and creditworthy tenants. This could result in decreased cash flow from tenants and may require us to make capital improvements to properties that we would not have otherwise made, thus affecting cash available for distributions, and the amount available for distributions to stockholders.

Delays in acquisitions of properties may have an adverse effect on the returns we earn on our assets.
There may be a substantial period of time before the proceeds of our IPO are invested. Delays we encounter in the selection, acquisition or development of properties could adversely affect the returns we earn on our assets and the returns earned by stockholders on an investment in our shares. Where properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space, which could adversely affect the amount of cash available to pay distributions to our stockholders.
Costs of complying with governmental laws and regulations, including those relating to environmental matters, may adversely affect our income and the cash available for any distributions.
All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Environmental laws and regulations may impose joint and several liability on tenants, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. This liability could be substantial. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such property as collateral for future borrowings.
Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and that may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay will reduce our ability to make distributions and may reduce the value of an investment in our shares.
State and federal laws in this area are constantly evolving, and we may be affected by such changes and be required to comply with new laws, including obtaining environmental assessments of most properties that we acquire; however, we will not obtain an independent third-party environmental assessment for every property we acquire. In addition, any such assessment that we do obtain may not reveal all environmental liabilities or that a prior owner of a property did not create a material environmental condition not known to us. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims would materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to stockholders.
If we sell properties by providing financing to purchasers, defaults by the purchasers would adversely affect our cash flows and our ability to make distributions to stockholders.
If we decide to sell any of our properties, in some instances we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default, which could negatively impact the cash available to pay distributions to stockholders. Even in the absence of a purchaser default, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to pay cash distributions to our stockholders.
Our recovery of an investment in a mortgage, bridge or mezzanine loan that has defaulted may be limited, resulting in losses to us and reducing the amount of funds available to pay distributions to stockholders.
There is no guarantee that the mortgage, loan or deed of trust securing an investment will, following a default, permit us to recover the original investment and interest that would have been received absent a default. The security provided by a mortgage, deed of trust or loan is directly related to the difference between the amount owed and the appraised market value of the property. Although we intend to rely on a current real estate appraisal when we make the investment, the value of the property is affected by factors outside our control, including general fluctuations in the real estate market, rezoning, neighborhood changes, highway relocations and failure by the borrower to maintain the property. In addition, we may incur the costs of litigation in our efforts to enforce our rights under defaulted loans.

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of co-venturers and disputes between us and our co-venturers.
We may enter into joint ventures, partnerships and other co-ownership arrangements (including preferred equity) for the purpose of making investments. In such event, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their required capital contributions. Co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the co-venturer would have full control over the joint venture. Disputes between us and co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with co-venturers might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our co-venturers.
Our costs associated with complying with the Americans with Disabilities Act may affect cash available for distributions.
Our properties are and will be subject to the Americans with Disabilities Act of 1990 (the "Disabilities Act"). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. There is no assurance that we will be able to acquire properties or allocate the burden on the seller or other third party, such as a tenant, to ensure compliance with the Disabilities Act. If we cannot, our funds used for Disabilities Act compliance may affect cash available for distributions and the amount of distributions to stockholders. The fluctuation in market conditions make judging the future performance of these assets difficult. There is a risk that we may not purchase real estate assets at absolute discounted rates and that these assets may continue to decline in value.
Net leases may not result in fair market lease rates over time, which could negatively impact our income and reduce the amount of funds available to make distributions to stockholders.
We expect some of our rental income to be generated by net leases, which generally provide the tenant greater discretion in using the leased property than ordinary property leases, such as the right to freely sublease the property, to make alterations in the leased premises and to terminate the lease prior to its expiration under specified circumstances. Furthermore, net leases typically have longer lease terms and, thus, there is an increased risk that contractual rental increases in future years will fail to result in fair market rental rates during those years. As a result, our income and cash available for distributions to our stockholders could be lower than they would otherwise be if we did not engage in net lease transactions.
We may be unable to renew leases or re-lease space as leases expire.
If tenants do not renew their leases upon expiration, we may be unable to re-lease the vacated space. Even if the tenants do re-lease the lease or we are able to re-lease to a new tenant, the terms and conditions of the new lease may not be as favorable as the terms and conditions of the expired lease. In addition, one or more of our properties may incur a vacancy either by the continued default of a tenant under its lease or the expiration of one of our leases. Healthcare facilities in general and MOBs in particular tend to be specifically suited for the particular needs of their tenants and major renovations and expenditures may be required in order for us to re-lease vacant space. In addition, the resale value of a property could be diminished because the market value of a particular property will depend principally upon the value of the cash flow generated from the property which in the case of vacancies, will be reduced.
Our properties may be subject to impairment charges.
We periodically evaluate our real estate investments for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, tenant performance and legal structure. For example, the early termination of, or default under, a lease by a tenant may lead to an impairment charge. If we determine that an impairment has occurred, we would be required to make a downward adjustment to the net carrying value of the property. Impairment charges also indicate a potential permanent adverse change in the fundamental operating characteristics of the impaired property. There is no assurance that these adverse changes will be reversed in the future and the decline in the impaired property's value could be permanent.

Our real estate investments are relatively illiquid, and therefore we may not be able to dispose of properties when appropriate or on favorable terms.
Investments in real properties are relatively illiquid. We may not be able to quickly alter our portfolio or generate capital by selling properties. The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. If we need or desire to sell a property or properties, we cannot predict whether we will be able to do so at a price or on the terms and conditions acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Further, we may be required to invest monies to correct defects or to make improvements before a property can be sold. we can make no assurance that we will have funds available to correct these defects or to make these improvements. Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These provisions would restrict our ability to sell a property.
In addition, applicable provisions of the Code impose restrictions on the ability of a REIT to dispose of properties that are not applicable to other types of real estate companies. Thus, we may be unable to realize our investment objectives by selling or otherwise disposing of or refinancing a property at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy.
Potential changes in U.S. accounting standards regarding operating leases may make the leasing of our properties less attractive to our potential tenants, which could reduce overall demand for our leasing services.
Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant, and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. The Financial Accounting Standards Board ("FASB") and the International Accounting Standards Board ("IASB") conducted a joint project to reevaluate lease accounting. In June 2013, the FASB and the IASB jointly finalized exposure drafts of a proposed accounting model that would significantly change lease accounting. In March 2014, the FASB and the IASB redeliberated aspects of the joint project, including the lessee and lessor accounting models, lease term, and exemptions and simplifications. The timing of the issuance of the final standards is uncertain. Changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential tenants. These changes may affect how the real estate leasing business is conducted. For example, if the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets could be reduced or eliminated. This in turn could cause a delay in investing our offering proceeds and make it more difficult for us to enter into leases on terms we find favorable.
The occurrence of cyber incidents, or a deficiency in our cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. In addition, the risk of a cyber incident, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and instructions from around the world have increased.
Our remediation costs and lost revenues could be significant if we fall victim to a cyber incident. We may be required to expend significant resources to repair system damage, protect against the threat of future security breaches or to alleviate problems, including reputational harm, loss of revenues and litigation, caused by any breaches. Security breaches could also result in and could subject us to significant liability or loss that may not be covered by insurance, damage to our reputation, or a loss of confidence in our security measures, which could harm our business. We also may be found liable for any stolen assets or misappropriated confidential information. Although we intend to continue to implement industry-standard security measures, we cannot assure you that those measures will be sufficient.

Our business and operations would suffer in the event of system failures.
Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for our internal information technology systems, our systems are vulnerable to damages from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. We may also incur additional costs to remedy damages caused by such disruptions.
Healthcare Industry Risks
Our real estate investments will be concentrated in MOBs, seniors housing communities and other healthcare-related facilities, making us more vulnerable economically than if our investments were less focused on healthcare-related assets.
As a REIT, we invest primarily in real estate. Within the real estate industry, we focus on the acquisition and ownership of a diversified portfolio of healthcare-related assets including MOBs, seniors housing communities and other healthcare-related facilities. We are subject to risks inherent in concentrating investments in real estate and, in particular, healthcare-related assets. A downturn in the commercial real estate industry generally could significantly adversely affect the value of our properties. A downturn in the healthcare industry could particularly negatively affect our lessees’ ability to make lease payments to us and our ability to make distributions to our stockholders. These adverse effects could be more pronounced than if we diversified our investments outside of real estate or if our portfolio did not include a concentration in healthcare-related assets.
Certain of our properties may not have efficient alternative uses, so the loss of a tenant may cause us to not be able to find a replacement or cause us to spend considerable capital to adapt the property to an alternative use.
Some of the properties that we acquire may only be suitable for similar healthcare-related tenants. If we or our tenants terminate the leases for these properties or our tenants lose their regulatory authority to operate such properties, we may not be able to locate suitable replacement tenants to lease the properties for their specialized uses. Alternatively, we may be required to spend substantial amounts to adapt the properties to other uses. Any loss of revenues or additional capital expenditures required as a result may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.
Our properties and tenants may be unable to compete successfully, which could result in lower rent payments and reduce our cash flow from operations and amounts available for distributions to stockholders.
Our properties may face competition from nearby hospitals and other medical facilities that provide comparable services. Some of those competing facilities are owned by governmental agencies and supported by tax revenues, and others are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. These types of support are not available to our properties. Similarly, our tenants face competition from other medical practices in nearby hospitals and other medical facilities. Our tenants’ failure to compete successfully with these other practices could adversely affect their ability to make rental payments, which could adversely affect our rental revenues.
Further, from time to time and for reasons beyond our control, referral sources, including physicians and managed care organizations, may change their lists of hospitals or physicians to which they refer patients. This could adversely affect our tenants’ ability to make rental payments, which could adversely affect our rental revenues. Any reduction in rental revenues resulting from the inability of our properties and our tenants to compete successfully may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.
Reductions in reimbursement from third-party payors, including Medicare and Medicaid, could adversely affect the profitability of our tenants and hinder their ability to make rent payments to us.
Sources of revenue for our tenants may include the federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Efforts by such payors to reduce healthcare costs have intensified in recent years and will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. In addition, the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government-sponsored payment programs. The healthcare industry continues to face various challenges, including increased government and private payor pressure on healthcare providers to control or reduce costs. It is possible that our tenants will continue to experience a shift in payor mix away from fee-for-service payors, resulting in an increase in the percentage of revenues attributable to managed care payors, and general industry trends that include pressures to control healthcare costs. Pressures to control healthcare costs and a shift away from traditional health insurance reimbursement to managed care plans have resulted in an increase in the number of patients whose healthcare coverage is provided under managed care plans, such as health maintenance organizations and preferred provider organizations. These changes could have a material adverse effect on the financial condition of some or all of our tenants in our properties. The financial impact on our tenants could restrict their ability to make rent payments to us, which would have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

A reduction in Medicare payment rates for skilled nursing facilities may have an adverse effect on the Medicare reimbursements received by certain of our tenants, which could adversely affect us.
Several government initiatives have resulted in reductions in funding of the Medicare and Medicaid programs and additional changes in reimbursement regulations by CMS, contributing to enhanced pressure to contain healthcare costs and additional operational requirements, which could adversely affect our tenants' ability to make rent payments to us.
Physician reimbursement under Medicare has been subject to the threat of a pay cut of over 20% due to the Sustainable Growth Rate formula (“SGR”) enacted by the Balanced Budget Act of 1997. Congress has repeatedly delayed the pay cut through temporary legislative fixes. On February 6, 2014, a bipartisan bill was introduced in the House of Representatives that would repeal SGR and provide for an annual rate increase of 0.5% through 2018. However, should the bill fail to pass, physician reimbursement would continue to require congressional action to eliminate or delay the SGR pay cut. Should the SGR pay cut go into effect, the financial impact on certain of our tenants could restrict their ability to make rent payments to us.
On July 29, 2011, CMS announced a final rule that increased Medicare skilled nursing facility payment by $470.0 million for fiscal year 2014. In addition, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services. We may acquire skilled nursing facility assets that rely on revenue from Medicaid or Medicare. Limited increases or reductions in Medicare payments and aspects of certain of these government initiatives, such as further reductions in funding of the Medicare and Medicaid programs, additional changes in reimbursement regulations by CMS, enhanced pressure to contain healthcare costs by Medicare, Medicaid and other payors, and additional operational requirements, could adversely affect us.
We face increasing competition for the acquisition of properties, which may impede our ability to make future acquisitions or may increase the cost of these acquisitions.
We compete with many other entities engaged in real estate investment activities for acquisitions of healthcare-related assets, including national, regional and local operators, acquirers and developers of such assets. The competition for healthcare-related assets may significantly increase the price we must pay for those assets or other assets we seek to acquire and our competitors may succeed in acquiring those properties or assets themselves. In addition, our potential acquisition targets may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties or may have a more compatible operating philosophy. In particular, larger healthcare REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase. This competition will result in increased demand for these assets and therefore increased prices paid for them. Because of an increased interest in single-property acquisitions among tax-motivated individual purchasers, we may pay higher prices if we purchase single properties in comparison with portfolio acquisitions. If we pay higher prices for properties, our business, financial condition and results of operations and our ability to make distributions to our stockholders may be materially and adversely affected. In addition:

•	we may acquire properties that are not accretive and we may not successfully manage and lease those properties to meet our expectations;

•
we may be unable to generate sufficient cash from operations, or obtain the necessary debt or equity financing to consummate an acquisition or, if obtainable, financing may not be on satisfactory terms;

•	we may need to spend more than budgeted amounts to make necessary improvements or renovations to acquired properties;

•
agreements for the acquisition of properties are typically subject to customary conditions to closing, including satisfactory completion of due diligence investigations, and we may spend significant time and money on potential acquisitions that we do not consummate;

•	the process of acquiring or pursuing the acquisition of a new property may divert the attention of our management team from our existing business operations;

•	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations;

•	market conditions may result in future vacancies and lower-than expected rental rates; and

•
we may acquire properties without recourse, or with only limited recourse, for liabilities, whether known or unknown, such as cleanup of environmental contamination, claims by tenants, vendors or other persons against the former owners of the properties and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

We rely on our Advisor to acquire properties on our behalf. Because the management personnel of our Advisor are also engaged in the process of acquiring properties for other entities formed and managed by affiliates of our Advisor, including ARC HT II, we could suffer delays in locating suitable investments or may miss out on opportunities. If our Advisor is unable to obtain further suitable investments, we will not be able to continue to increase our asset base.
A high concentration of our properties in a particular geographic area would magnify the effects of downturns in that geographic area.
In the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately affects that geographic area would have a magnified adverse effect on our portfolio.
The healthcare industry is heavily regulated, and new laws or regulations, changes to existing laws or regulations, loss of licensure or failure to obtain licensure could result in the inability of our tenants to make rent payments to us.
The healthcare industry is heavily regulated by federal, state and local governmental bodies. The tenants in medical facilities we acquire generally will be subject to laws and regulations covering, among other things, licensure, certification for participation in government programs, and relationships with physicians and other referral sources. Changes in these laws and regulations could negatively affect the ability of our tenants to make lease payments to us and our ability to make distributions to our stockholders. Many of our medical facilities and their tenants may require a license or certificate of need ("CON") to operate. Failure to obtain a license or CON, or loss of a required license or CON, would prevent a facility from operating in the manner intended by the tenant. These events could materially adversely affect our tenants’ ability to make rent payments to us. State and local laws also may regulate expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction of medical facilities, by requiring a CON or other similar approval. State CON laws are not uniform throughout the United States and are subject to change. We cannot predict the impact of state CON laws on our improvement of medical facilities or the operations of our tenants. In addition, state CON laws often materially impact the ability of competitors to enter into the marketplace of our facilities. The repeal of CON laws could allow competitors to freely operate in previously closed markets. This could negatively affect our tenants’ abilities to make current payments to us. In limited circumstances, loss of state licensure or certification or closure of a facility could ultimately result in loss of authority to operate the facility and require new CON authorization to re-institute operations. As a result, a portion of the value of the facility may be reduced, which would adversely impact our business, financial condition and results of operations and our ability to make distributions to our stockholders.
Some tenants of our healthcare-related assets will be subject to fraud and abuse laws, the violation of which by a tenant may jeopardize the tenant’s ability to make rent payments to us.
There are various federal and state laws prohibiting fraudulent and abusive business practices by healthcare providers who participate in, receive payments from or are in a position to make referrals in connection with government-sponsored healthcare programs, including the Medicare and Medicaid programs. Our lease arrangements with certain tenants may also be subject to these fraud and abuse laws. These laws include the Federal Anti-Kickback Statute, which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of any item or service reimbursed by Medicare or Medicaid; the Federal Physician Self-Referral Prohibition, which, subject to specific exceptions, restricts physicians from making referrals for specifically designated health services for which payment may be made under Medicare or Medicaid programs to an entity with which the physician, or an immediate family member, has a financial relationship; the False Claims Act, which prohibits any person from knowingly presenting false or fraudulent claims for payment to the federal government, including claims paid by the Medicare and Medicaid programs; and the Civil Monetary Penalties Law, which authorizes the U.S. Department of Health and Human Services to impose monetary penalties for certain fraudulent acts. Each of these laws includes criminal and/or civil penalties for violations that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments and/or exclusion from the Medicare and Medicaid programs. Certain laws, such as the False Claims Act, allow for individuals to bring whistleblower actions on behalf of the government for violations thereof. Additionally, states in which the facilities are located may have similar fraud and abuse laws. Investigation by a federal or state governmental body for violation of fraud and abuse laws or imposition of any of these penalties upon one of our tenants could jeopardize that tenant’s ability to operate or to make rent payments, which may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Adverse trends in healthcare provider operations may negatively affect our lease revenues and our ability to make distributions to our stockholders.
The healthcare industry currently is experiencing changes in the demand for and methods of delivering healthcare services; changes in third party reimbursement policies; significant unused capacity in certain areas, which has created substantial competition for patients among healthcare providers in those areas; continuing pressure by private and governmental payors to reduce payments to providers of services; and increased scrutiny of billing, referral and other practices by federal and state authorities. These factors may adversely affect the economic performance of some or all of our tenants and, in turn, our lease revenues and our ability to make distributions to our stockholders.
Tenants of our healthcare-related assets may be subject to significant legal actions that could subject them to increased operating costs and substantial uninsured liabilities, which may affect their ability to pay their rent payments to us.
As is typical in the healthcare industry, certain types of tenants of our healthcare-related assets may often become subject to claims that their services have resulted in patient injury or other adverse effects. Many of these tenants may have experienced an increasing trend in the frequency and severity of professional liability and general liability insurance claims and litigation asserted against them. The insurance coverage maintained by these tenants may not cover all claims made against them nor continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and/or litigation may not, in certain cases, be available to these tenants due to state law prohibitions or limitations of availability. As a result, these types of tenants operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits. Recently, there has been an increase in governmental investigations of certain healthcare providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Insurance is not available to cover such losses. Any adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on a tenant’s financial condition. If a tenant is unable to obtain or maintain insurance coverage, if judgments are obtained in excess of the insurance coverage, if a tenant is required to pay uninsured punitive damages, or if a tenant is subject to an uninsurable government enforcement action, the tenant could be exposed to substantial additional liabilities, which may affect the tenant’s ability to pay rent, which in turn could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.
We may experience adverse effects as a result of potential financial and operational challenges faced by the operators of any senior healthcare facilities and skilled nursing facilities we acquire.
Operators of any senior healthcare facilities and skilled nursing facilities we acquire may face operational challenges from potentially reduced revenue streams and increased demands on their existing financial resources. Our skilled nursing operators’ revenues likely will be primarily derived from governmentally funded reimbursement programs, such as Medicare and Medicaid. Accordingly, our facility operators will be subject to the potential negative effects of decreased reimbursement rates offered through such programs. Our operators’ revenue may also be adversely affected as a result of falling occupancy rates or slow lease-ups for assisted and independent living facilities due to the recent turmoil in the capital debt and real estate markets. In addition, our facility operators may incur additional demands on their existing financial resources as a result of increases in senior healthcare operator liability, insurance premiums and other operational expenses. The economic deterioration of an operator could cause such operator to file for bankruptcy protection. The bankruptcy or insolvency of an operator may adversely affect the income produced by the property or properties it operates. Our financial position could be weakened and our ability to make distributions could be limited if any of our senior healthcare facility operators were unable to meet their financial obligations to us.
Our operators’ performance and economic condition may be negatively affected if they fail to comply with various complex federal and state laws that govern a wide array of referrals, relationships and licensure requirements in the senior healthcare industry. The violation of any of these laws or regulations by a senior healthcare facility operator may result in the imposition of fines or other penalties that could jeopardize that operator’s ability to make payment obligations to us or to continue operating its facility. In addition, legislative proposals are commonly being introduced or proposed in federal and state legislatures that could affect major changes in the senior healthcare sector, either nationally or at the state level. It is impossible to say with any certainty whether this proposed legislation will be adopted or, if adopted, what effect such legislation would have on our facility operators and our senior healthcare operations.

Recently enacted comprehensive healthcare reform legislation could materially and adversely affect our business, financial condition and results of operations and our ability to pay distributions to stockholders.
In March 2010, the Patient Protection and Affordable Care Act ("PPACA"), was signed into law. The PPACA serves as the primary vehicle for comprehensive healthcare reform in the United States. The PPACA is intended to reduce the number of individuals in the United States without health insurance and effect significant other changes to the ways in which healthcare is organized, delivered and reimbursed. The complexities and ramifications of the new legislation are significant, and will be implemented in a phased approach beginning in 2010 and concluding in 2018.
The PPACA includes program integrity provisions that both create new authorities and expand existing authorities for federal and state governments to address fraud, waste and abuse in federal health programs. In addition, the PPACA expands reporting requirements and responsibilities related to facility ownership and management, patient safety and care quality. In the ordinary course of their businesses, our operators may be regularly subjected to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations. If they do not comply with the additional reporting requirements and responsibilities, our operators’ ability to participate in federal health programs may be adversely affected. Moreover, there may be other aspects of the comprehensive healthcare reform legislation for which regulations have not yet been adopted, which, depending on how they are implemented, could materially and adversely affect our operators, and therefore our business, financial condition, results of operations and ability to pay distributions to stockholders.
On June 28, 2012, the Supreme Court of the United States largely upheld the constitutionality of the PPACA. Additionally, the Supreme Court’s ruling confirms that states may opt out of expanding Medicaid eligibility to individuals under 65 years of age with income below 133% of the federal poverty level. Despite the Court’s decision, uncertainty about whether parts of the law or the law in its entirety will remain in effect is expected to continue with the likelihood of future litigation with respect to certain provisions as well as legislative efforts to repeal and defund portions of the law or the law in its entirety.
Risks Associated with Debt Financing and Investments
We have broad authority to incur debt, and high debt levels could hinder our ability to make distributions and could decrease the value of an investment in our shares.
We expect that in most instances, we will acquire real properties by using either existing financing or borrowing new funds. In addition, we may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire additional real properties. We may borrow if we need funds to satisfy the REIT tax qualification requirement that we generally distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding capital gain. We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT.
There is no limitation on the amount we may borrow against any single improved property. Under our charter, our borrowings may not exceed 300% of our total “net assets” (as defined in our charter) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, although we intend to limit our borrowings to 45% of the aggregate fair market value of our assets, we may exceed this limit if doing so is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for such excess borrowing. This limitation, calculated after the close of our IPO and once we have invested substantially all the proceeds of our IPO, will not apply to individual real estate assets or investments. Events subsequent to our acquisition of assets, including changes in the fair market value of our assets, could result in our exceeding these limits. We expect that during the period of our IPO we seek independent director approval of borrowings in excess of these limitations because we will then be in the process of raising our equity capital to acquire our portfolio. As a result, we expect that our debt levels will be higher until we have invested most of our capital. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of an investment in our shares.

If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on a property, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of an investment in our shares. For U.S. federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. In such event, we may be unable to pay the amount of distributions required in order to maintain our REIT status. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected which could result in our losing our REIT status and would result in a decrease in the value of an investment in our shares.
The current state of debt markets could have a material adverse impact on our earnings and financial condition.
The domestic and international commercial real estate debt markets are currently experiencing volatility as a result of certain factors including the tightening of underwriting standards by lenders and credit rating agencies. This is resulting in lenders increasing the cost for debt financing. If the overall cost of borrowings increases, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of future acquisitions. This may result in future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution. If these disruptions in the debt markets persist, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted.
If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance indebtedness which is maturing.
In addition, the state of the debt markets could have an impact on the overall amount of capital investing in real estate which may result in price or value decreases of real estate assets. This could negatively impact the value of our assets after the time we acquire them.
High mortgage rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make.
If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when the properties are refinanced, we may not be able to finance the properties and our income could be reduced. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to stockholders and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.
In connection with providing us financing, a lender could impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace our Advisor. These or other limitations may adversely affect our flexibility and our ability to achieve our investment and operating objectives.
Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay distributions to our stockholders.
We expect that we will incur indebtedness in the future. To the extent that we incur variable rate debt, increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to pay distributions to stockholders. If we refinance long-term debt at high interest rates it may reduce the cash we have available to make distributions to stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.

We may invest in collateralized mortgage-backed securities, which may increase our exposure to credit and interest rate risk.
We may invest in collateralized mortgage-backed securities ("CMBS") which may increase our exposure to credit and interest rate risk. We have not adopted, and do not expect to adopt, any formal policies or procedures designed to manage risks associated with our investments in CMBS. In this context, credit risk is the risk that borrowers will default on the mortgages underlying the CMBS. While we may invest in CMBS guaranteed by U.S. government agencies, such as the Government National Mortgage Association ("GNMA"), or U.S. government sponsored enterprises, such as the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC"), there is no guarantee that such will be available or continue to be guaranteed by the U.S. government. Interest rate risk occurs as prevailing market interest rates change relative to the current yield on the CMBS. For example, when interest rates fall, borrowers are more likely to prepay their existing mortgages to take advantage of the lower cost of financing. As prepayments occur, principal is returned to the holders of the CMBS sooner than expected, thereby lowering the effective yield on the investment. On the other hand, when interest rates rise, borrowers are more likely to maintain their existing mortgages. As a result, prepayments decrease, thereby extending the average maturity of the mortgages underlying the CMBS. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to pay distributions to stockholders will be adversely affected.
Any real estate debt securities that we originate or purchase are subject to the risks of delinquency and foreclosure.
We may originate and purchase real estate debt securities, which are subject to risks of delinquency and foreclosure and risks of loss. Typically, we will not have recourse to the personal assets of our borrowers. The ability of a borrower to repay a real estate debt security secured by an income-producing property depends primarily upon the successful operation of the property, rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the real estate debt security may be impaired.
A property’s net operating income can be affected by, among other things:

•	increased costs;

•	property management decisions;

•	property location and condition;

•	competition from comparable types of properties;

•	changes in specific industry segments;

•	declines in regional or local real estate values, or occupancy rates; and

•	increases in interest rates, real estate tax rates and other operating expenses.
We bear the risks of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the real estate debt security, which could have a material adverse effect on our cash flow from operations and limit amounts available for distribution to stockholders. In the event of the bankruptcy of a real estate debt security borrower, the real estate debt security to that borrower will be deemed to be collateralized only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the real estate debt security will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a real estate debt security can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed real estate debt security. We also may be forced to foreclose on certain properties, be unable to sell these properties and be forced to incur substantial expenses to improve operations at the property.
Disruptions in the financial markets and challenging economic conditions could adversely impact the commercial mortgage market, as well as the market for real estate-related debt investments generally, which could hinder our ability to implement our business strategy and generate returns to our stockholders.
We may allocate a percentage of our portfolio to real estate-related investments such as mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; and the equity securities of other REITs and real estate companies. The returns available to investors in these investments are determined by, among other things, (a) the supply and demand for these investments, (b) the performance of the assets underlying the investments, and (c) the existence of a market for these investments, which includes the ability to sell or finance these investments.
During periods of volatility, the number of investors participating in the market may change at an accelerated pace. As liquidity or “demand” increases the returns available to investors on new investments will decrease. Conversely, a lack of liquidity will cause the returns available to investors on new investments to increase.

We may invest in non-recourse loans, which will limit our recovery to the value of the mortgaged property.
Our mortgage loan assets may be non-recourse loans. With respect to our non-recourse mortgage loan assets, in the event of a borrower default, the specific mortgaged property and other assets, if any, pledged to secure the relevant mortgage loan, may be less than the amount owed under the mortgage loan. As to those mortgage loan assets that provide for recourse against the borrower and its assets generally, there is no assurance that the recourse will provide a recovery in respect of a defaulted mortgage loan greater than the liquidation value of the mortgaged property securing that mortgage loan.
Interest rate fluctuations will affect the value of our mortgage assets, net income and common stock.
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors, all of which are beyond our control. Interest rate fluctuations can adversely affect our income in many ways and present a variety of risks including the risk of variances in the yield curve, a mismatch between asset yields and borrowing rates, and changing prepayment rates.
Variances in the yield curve may reduce our net income. The relationship between short-term and longer-term interest rates is often referred to as the “yield curve.” Short-term interest rates are ordinarily lower than longer-term interest rates. If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on our assets. Because our assets may bear interest based on longer-term rates than our borrowings, a flattening of the yield curve would tend to decrease our net income and the market value of our mortgage loan assets. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested in mortgage loans, the spread between the yields of the new investments and available borrowing rates may decline, which would likely decrease our net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve inversion), in which event our borrowing costs may exceed our interest income and we could incur operating losses in our debt investments.
Prepayment rates on our mortgage loans may adversely affect our yields.
The value of our mortgage loan assets may be affected by prepayment rates on investments. Prepayment rates are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, these prepayment rates cannot be predicted with certainty. This specifically may affect us with respect to investments that we acquire but do not originate. In periods of declining mortgage interest rates, prepayments on mortgages generally increase. If general interest rates decline as well, the proceeds of these prepayments received during these periods are likely to be reinvested by us in assets yielding less than the yields on the investments that were prepaid. In addition, the market value of mortgage investments may, because of the risk of prepayment, benefit less from declining interest rates than from other fixed-income securities. Conversely, in periods of rising interest rates, prepayments on mortgages generally decrease, in which case we would not have the prepayment proceeds available to invest in assets with higher yields. Under certain interest rate and prepayment scenarios, we may fail to recoup fully our cost of acquisition of certain investments.
No assurances can be given that we can make an accurate assessment of the yield to be produced by an investment. Many factors beyond our control are likely to influence the yield on the investments, including competitive conditions in the local real estate market, local and general economic conditions and the quality of management of the underlying property. Our inability to accurately assess investment yields may result in our purchasing assets that do not perform as well as expected, which may adversely affect the value of an investment in our shares.
Volatility of values of mortgaged properties may adversely affect our mortgage loans.
Real estate property values and net operating income derived from real estate properties are subject to volatility and may be affected adversely by a number of factors, including those relating to general economic conditions. If a borrower’s net operating income decreases, the borrower may have difficulty paying our mortgage loan, which could result in losses to us. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our mortgage loans, which could also cause us to suffer losses.
Mezzanine loans involve greater risks of loss than senior loans secured by income producing properties.
We may make and acquire mezzanine loans. Mezzanine loans are typically unsecured and generally involve a higher degree of risk than loans secured by income-producing real property. We may not recover some or all of our investment in these loans. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans resulting in less equity in the property and increasing the risk of loss of principal.

Any hedging strategies we utilize may not be successful in mitigating our risks.
We may enter into hedging transactions to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets. To the extent that we use derivative financial instruments in connection with these risks, we will be exposed to credit, basis and legal enforceability risks. Derivative financial instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to make distributions to stockholders will be adversely affected.
U.S. Federal Income Tax Risks
Our failure to qualify or remain qualified as a REIT would subject us to U.S. federal income tax and potentially state and local tax, and would adversely affect our operations and the market price of our common stock.
We intend to elect and qualify to be taxed as a REIT commencing with our taxable year ending December 31, 2015 and intend to operate in a manner that would allow us to continue to qualify as a REIT. However, we may terminate our REIT qualification, if our board of directors determines that not qualifying as a REIT is in our best interests, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. The REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to qualify or remain qualified as a REIT is not binding on the IRS and is not a guarantee that we will qualify, or continue to qualify, as a REIT. Accordingly, we cannot be certain that we will be successful in operating so we can qualify or remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also requires us to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.
If we fail to qualify as a REIT for any taxable year, and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
Even if we qualify as a REIT, in certain circumstances, we may incur tax liabilities that would reduce our cash available for distribution to stockholders.
Even if we qualify and maintain our status as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed REIT taxable income. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of our operating partnership or at the level of the other companies through which we indirectly own our assets, such as taxable REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to stockholders.

To qualify as a REIT we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce stockholders' overall return.
In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. We will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. It is possible that we might not always be able to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings while we qualify as a REIT.
Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on an investment in our shares.
For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT, we will be subject to a 100% penalty tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or indirectly through any subsidiary entity, including our operating partnership, but generally excluding taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (a) conducting activities that may otherwise be considered prohibited transactions through a taxable REIT subsidiary (but such taxable REIT subsidiary would incur corporate rate income taxes with respect to any income or gain recognized by it), (b) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or indirectly through any subsidiary, will be treated as a prohibited transaction or (c) structuring certain dispositions of our properties to comply with the requirements of the prohibited transaction safe harbor available under the Code for properties that, among other requirements, have been held for at least two years. Despite our present intention, no assurance can be given that any particular property we own, directly or through any subsidiary entity, including our operating partnership, but generally excluding taxable REIT subsidiaries, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.
Our taxable REIT subsidiaries are subject to corporate-level taxes and our dealings with our taxable REIT subsidiaries may be subject to 100% excise tax.
A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 25% of the gross value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. We may operate some of our “qualified health care properties” through one or more taxable REIT subsidiaries that lease such properties from us. We may use taxable REIT subsidiaries generally for other activities as well, such as to hold properties for sale in the ordinary course of a trade or business or to hold assets or conduct activities that we cannot conduct directly as a REIT. A taxable REIT subsidiary will be subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. In addition, the rules, which are applicable to us as a REIT, also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis.
If our leases to our taxable REIT subsidiaries are not respected as true leases for U.S. federal income tax purposes, we likely would fail to qualify as a REIT.
To qualify as a REIT, we must satisfy two gross income tests, under which specified percentages of our gross income must be derived from certain sources, such as “rents from real property.” Rents paid to our operating partnership by our taxable REIT subsidiaries pursuant to the lease of our “qualified healthcare properties” may constitute a substantial portion of our gross income. In order for such rent to qualify as “rents from real property” for purposes of the REIT gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. If our leases are not respected as true leases for U.S. federal income tax purposes, we likely would fail to qualify as a REIT.

If our operating partnership failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.
We intend to maintain the status of our operating partnership as a partnership or a disregarded entity for U.S. federal income tax purposes. However, if the IRS were to successfully challenge the status of our operating partnership as a partnership or disregarded entity for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This also would result in our failing to qualify as a REIT, and becoming subject to a corporate level tax on our income. This substantially would reduce our cash available to pay distributions and the yield on an investment in our shares. In addition, if any of the partnerships or limited liability companies through which our operating partnership owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the operating partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our REIT qualification.
If our “qualified health care properties” are not properly leased to a taxable REIT subsidiary or the managers of such “qualified health care properties” do not qualify as “eligible independent contractors,” we could fail to qualify as a REIT.
In general, we cannot operate any “qualified health care properties” and can only indirectly participate in the operation of “qualified health care properties” on an after-tax basis through leases of such properties to health care facility operators or our taxable REIT subsidiaries. A “qualified health care property” includes any real property, and any personal property incident to such real property, which is, or is necessary or incidental to the use of, a hospital, nursing facility, assisted living facility, congregate care facility, qualified continuing care facility, or other licensed facility which extends medical or nursing or ancillary services to patients and which is operated by a provider of such services which is eligible for participation in the Medicare program with respect to such facility. Rent paid by a lessee that is a “related party tenant” of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. A taxable REIT subsidiary that leases “qualified health care properties” from us will not be treated as a “related party tenant” with respect to our “qualified health care properties” that are managed by an independent management company, so long as the independent management company qualifies as an “eligible independent contractor.”
Each of the management companies that enters into a management contract with our taxable REIT subsidiaries must qualify as an “eligible independent contractor” under the REIT rules in order for the rent paid to us by our taxable REIT subsidiaries to be qualifying income for purposes of the REIT gross income tests. An “eligible independent contractor” is an independent contractor that, at the time such contractor enters into a management or other agreement with a taxable REIT subsidiary to operate a “qualified health care property,” is actively engaged in the trade or business of operating “qualified health care properties” for any person not related, as defined in the Code, to us or the taxable REIT subsidiary. Among other requirements, in order to qualify as an independent contractor a manager must not own, directly or applying attribution provisions of the Code, more than 35% of our outstanding shares of stock (by value), and no person or group of persons can own more than 35% of our outstanding shares and 35% of the ownership interests of the manager (taking into account only owners of more than 5% of our shares and, with respect to ownership interest in such managers that are publicly traded, only holders of more than 5% of such ownership interests). The ownership attribution rules that apply for purposes of the 35% thresholds are complex. There can be no assurance that the levels of ownership of our stock by our managers and their owners will not be exceeded.
Our investments in certain debt instruments may cause us to recognize income for U.S. federal income tax purposes even though no cash payments have been received on the debt instruments, and certain modifications of such debt by us could cause the modified debt to not qualify as a good REIT asset, thereby jeopardizing our REIT qualification.
Our taxable income may substantially exceed our net income as determined based on GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may acquire assets, including debt securities requiring us to accrue original issue discount ("OID"), or recognize market discount income that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets. In addition, if a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders.
As a result of the foregoing, we may generate less cash flow than taxable income in a particular year and find it difficult or impossible to meet the REIT distribution requirements in certain circumstances. In such circumstances, we may be required to (a) sell assets in adverse market conditions, (b) borrow on unfavorable terms, (c) distribute amounts that would otherwise be used for future acquisitions or used to repay debt, or (d) make a taxable distribution of our shares of common stock as part of a distribution in which stockholders may elect to receive shares of common stock or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with the REIT distribution requirements.

Moreover, we may acquire distressed debt investments that require subsequent modification by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable Treasury Regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt taxable exchange with the borrower. This deemed reissuance may prevent the modified debt from qualifying as a good REIT asset if the underlying security has declined in value and would cause us to recognize income to the extent the principal amount of the modified debt exceeds our adjusted tax basis in the unmodified debt.
The failure of a mezzanine loan to qualify as a real estate asset would adversely affect our ability to qualify as a REIT.
In general, in order for a loan to be treated as a qualifying real estate asset producing qualifying income for purposes of the REIT asset and income tests, the loan must be secured by real property. We may acquire mezzanine loans that are not directly secured by real property but instead secured by equity interests in a partnership or limited liability company that directly or indirectly owns real property. In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan that is not secured by real estate would, if it meets each of the requirements contained in the Revenue Procedure, be treated by the IRS as a qualifying real estate asset. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law and in many cases it may not be possible for us to meet all the requirements of the safe harbor. We cannot provide assurance that any mezzanine loan in which we invest would be treated as a qualifying asset producing qualifying income for REIT qualification purposes. If any such loan fails either the REIT income or asset tests, we may be disqualified as a REIT.
We may choose to make distributions in our own stock, in which case stockholders may be required to pay U.S. federal income taxes in excess of the cash dividends stockholders receive.
In connection with our qualification as a REIT, we are required to distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order to satisfy this requirement, we may make distributions that are payable in cash or shares of our common stock (which could account for up to 80% of the aggregate amount of such distributions) at the election of each stockholder. Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, U.S. stockholders may be required to pay U.S. federal income taxes with respect to such distributions in excess of the cash portion of the distribution received.
Accordingly, U.S. stockholders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a U.S. stockholder sells the stock that it receives as part of the distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock, by withholding or disposing of part of the shares included in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, there is no established trading market for our shares, thus stockholders may not be able to sell shares of our common stock in order to pay taxes owed on dividend income.
Various tax aspects of such a taxable cash/stock distribution are uncertain and have not yet been addressed by the IRS. No assurance can be given that the IRS will not impose requirements in the future with respect to taxable cash/stock distributions, including on a retroactive basis, or assert that the requirements for such taxable cash/stock distributions have not been met.
The taxation of distributions to our stockholders can be complex; however, distributions that we make to our stockholders generally will be taxable as ordinary income, which may reduce a stockholder's anticipated return from an investment in us.
Distributions that we make to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be taxable as ordinary income. However, a portion of our distributions may (1) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, (2) be designated by us as qualified dividend income generally to the extent they are attributable to dividends we receive from our taxable REIT subsidiaries, or (3) constitute a return of capital generally to the extent that they exceed our accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a stockholder’s investment in our common stock.

Our stockholders may have tax liability on distributions that they elect to reinvest in common stock, but they would not receive the cash from such distributions to pay such tax liability.
Stockholders who participate in the DRIP will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders are treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless a stockholder is a tax-exempt entity, it may have to use funds from other sources to pay its tax liability on the value of the shares of common stock received.
Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.
The maximum tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for this reduced rate. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. Tax rates could be changed in future legislation.
If we were considered to actually or constructively pay a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.
In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. Currently, there is uncertainty as to the IRS’s position regarding whether certain arrangements that REITs have with their stockholders could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a distribution reinvestment plan inadvertently causing a greater than 5% discount on the price of such stock purchased).
The per share purchase price for our common stock pursuant to our DRIP is presently $23.75, which is 95% of the primary offering price of $25.00 (which includes the maximum selling commissions and dealer manager fee). Beginning with the NAV pricing date, the per share purchase price for our common stock pursuant to our DRIP will be equal to the per share NAV, which, for U.S. federal income tax purposes, is intended to reflect the fair market value per share and does not include selling commissions or the dealer manager fee. Shares offered in our primary offering following such time as we calculate NAV will be offered at the per share NAV plus selling commissions and the dealer manager fee. If the IRS were to take a position contrary to our position that the per share NAV reflects the fair market value per share, it is possible that we may be treated as offering our stock under our DRIP at a discount greater than 5% of its fair market value resulting in the payment of a preferential dividend.
There is no de minimis exception with respect to preferential dividends. Therefore, if the IRS were to take the position that we inadvertently paid a preferential dividend, we may be deemed either to (a) have distributed less than 100% of our REIT taxable income and be subject to tax on the undistributed portion, or (b) have distributed less than 90% of our REIT taxable income and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure.
Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.
The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets, if properly identified under applicable Treasury regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a taxable REIT subsidiary. This could increase the cost of our hedging activities because our taxable REIT subsidiaries would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a taxable REIT subsidiary generally will not provide any tax benefit, except for being carried forward against future taxable income of such taxable REIT subsidiary.

Complying with REIT requirements may force us to forgo or liquidate otherwise attractive investment opportunities.
To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) and no more than 25% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce distributions to our stockholders.
Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on the return earned on an investment in our shares.
We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we can provide no assurance that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets.
Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of us and our stockholders.
The share ownership restrictions of the Code for REITs and the 9.8% share ownership limit in our charter may inhibit market activity in shares of our stock and restrict our business combination opportunities.
In order to qualify as a REIT, five or fewer individuals, as defined in the Code, may not own, actually or constructively, more than 50% in value of our issued and outstanding shares of stock at any time during the last half of each taxable year, other than the first year for which a REIT election is made. Attribution rules in the Code determine if any individual or entity actually or constructively owns our shares of stock under this requirement. Additionally, at least 100 persons must beneficially own our shares of stock during at least 335 days of a taxable year for each taxable year, other than the first year for which a REIT election is made. To help insure that we meet these tests, among other purposes, our charter restricts the acquisition and ownership of our shares of stock.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT while we so qualify. Unless exempted by our board of directors (prospectively or retroactively), for so long as we qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Code) more than 9.8% in value of the aggregate of the outstanding shares of our capital stock and more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our capital stock. Our board of directors may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of the 9.8% ownership limit would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if our board of directors determines that it is no longer in our best interest to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to so qualify as a REIT.
These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of the stockholders.

Non-U.S. stockholders will be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax on distributions received from us and upon the disposition of our shares.
Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980 ("FIRPTA"), capital gain distributions attributable to sales or exchanges of “U.S. real property interests” ("USRPIs") generally will be taxed to a non-U.S. stockholder as if such gain were effectively connected with a U.S. trade or business. However, a capital gain dividend will not be treated as effectively connected income if (a) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (b) the non-U.S. stockholder does not own more than 5% of the class of our stock at any time during the one-year period ending on the date the distribution is received. We do not anticipate that our shares will be “regularly traded” on an established securities market for the foreseeable future, and therefore, this exception is not expected to apply.
Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI under FIRPTA. Our common stock will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. There is no assurance that we will be a domestically-controlled qualified investment entity.
Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges our common stock, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a USRPI if: (a) our common stock is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market, and (b) such non-U.S. stockholder owned, actually and constructively, 5% or less of our common stock at any time during the five-year period ending on the date of the sale. However, it is not anticipated that our common stock will be “regularly traded” on an established market.
Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.
If (a) we are a “pension-held REIT,” (b) a tax-exempt stockholder has incurred (or is deemed to have incurred) debt to purchase or hold our common stock, or (c) a holder of common stock is a certain type of tax-exempt stockholder, dividends on, and gains recognized on the sale of, common stock by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Code.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties
None.
Item 3. Legal Proceedings.
We are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
No established public trading market currently exists for our shares of common stock, and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed on a national exchange, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase requirements. In addition, our charter prohibits the ownership of more than 9.8% in value of the aggregate of our outstanding shares of stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock by a single investor, unless exempted by our board of directors. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them.
In order for FINRA members and their associated persons to participate in the offering and sale of shares of common stock pursuant to our offering, we are required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of the Employee Retirement Income Security Act of 1974 in the preparation of their reports relating to an investment in our shares.
Holders
As of March 15, 2015, we had 345,184 shares of common stock outstanding held by a total of 188 stockholders.
Distributions
For the period from April 24, 2014 (date of inception) to December 31, 2014, we will be taxed as a C corporation because we did not meet the requirements to be taxed as a REIT. We intend to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2015. As a REIT, we will be required to distribute at least 90% of our REIT taxable income to our stockholders annually. The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable, and annual distribution requirements needed to qualify and maintain our status as a REIT under the Code.
We, our board of directors and Advisor share a similar philosophy with respect to paying our distributions. The distributions should principally be derived from cash flows generated from operations. In order to improve our operating cash flows and our ability to pay distributions from operating cash flows, our Advisor may agree to waive certain fees.
On January 29, 2015, pursuant to authorization from our board of directors, we declared a distribution rate which will be calculated based on stockholders of record each day during the applicable period at a rate of $0.0042808219 per day, based on a per share price of $25.00, equivalent to $1.5625 based on a 365 day year. Distributions began to accrue on March 15, 2015. Distributions to record holders are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.
Share Based Compensation
Restricted Share Plan
We have an employee and director incentive restricted share plan (the "RSP"), which provides for the automatic grant of 1,333 restricted shares of common stock to each of the independent directors, without any further action by our board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder's meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20.0% per annum. The RSP provides us with the ability to grant awards of restricted shares to our directors, officers and employees (if we ever have employees), employees of our Advisor and its affiliates, employees of entities that provide services to us, directors of our Advisor or of entities that provide services to us, certain consultants to us and the Advisor and its affiliates or to entities that provide services to us. The total number of common shares granted under the RSP may not exceed 5.0% of our outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 6.3 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).

Restricted share awards entitle the recipient to receive shares of common stock from us under terms that provide for vesting over a specified period of time. Such awards are forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with us, unless accelerated vesting is approved by the board of directors. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock will be subject to the same restrictions as the underlying restricted shares. As of December 31, 2014, there were 2,666 unvested restricted shares outstanding that were granted to independent directors pursuant to the RSP.
Sales of Unregistered Securities
During the period from April 24, 2014 (date of inception) to December 31, 2014, we sold 8,888 shares of our common stock to our Sponsor under Rule 506 of Regulation D of the Securities Act of 1933 at a price of $22.50 per share for aggregate proceeds of $0.2 million which was used to fund third-party offering costs in connection with our IPO.
We are the sole general partner and hold substantially all OP units. The Advisor contributed $2,020 to the OP in exchange for 90 OP units, which represents a nominal percentage of the aggregate OP ownership during the period from April 24, 2014 (date of inception) to December 31, 2014 and were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.
Use of Proceeds from Sales of Registered Securities
On August 20, 2014, we commenced our IPO on a "reasonable best efforts" basis of up to a maximum of $3.1 billion of common stock, consisting of up to 125.0 million shares, pursuant to the Registration Statement initially filed on May 28, 2014 with the SEC under the Securities Act of 1933, as amended. The Registration Statement, which was declared effective by the SEC on August 20, 2014, also covers 26.3 million shares of common stock pursuant to the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. As of December 31, 2014, we have issued 11,554 shares of our common stock, including unvested restricted shares, and received $0.2 million of offering proceeds.
The following table reflects the offering costs associated with the issuance of common stock:

Period from April 24, 2014 (date of inception) to
(In thousands)	December 31, 2014
Selling commissions and dealer manager fees	$—
Other offering costs	2,300
Total offering costs	$2,300
As of December 31, 2014, we have incurred $2.3 million of cumulative offering costs, including professional fees, fees paid to various regulatory agencies and other costs incurred in connection with registering and selling shares of our common stock. As of December 31, 2014, cumulative offering costs included $0.7 million of offering cost reimbursements incurred from the Advisor and Dealer Manager. We are obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by us in our IPO exceed 2.0% of gross offering proceeds in our IPO. As a result, these costs are only our liability to the extent aggregate selling commissions, the dealer manager fee and other organization and offering costs do not exceed 12.0% of the gross proceeds determined at the end of our IPO. However, during our IPO, the Advisor elected to cap cumulative offering costs incurred by us, net of unpaid amounts, to 15.0% of gross common stock proceeds during the offering period. Cumulative offering costs exceeded gross proceeds by $2.1 million at December 31, 2014 due to the on-going nature of our offering process and that many expenses were incurred before our IPO commenced.
We expect to use substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of income producing real estate properties, focusing predominantly on MOBs and healthcare-related facilities. We may also originate or acquire first mortgage loans secured by real estate. As of December 31, 2014, we did not own any properties.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our common stock is currently not listed on a national securities exchange and we will not seek to list our stock until such time as our independent directors believe that the listing of our stock would be in the best interest of the Company. In order to provide stockholders with interim liquidity, our board of directors has adopted a Share Repurchase Program (the "SRP") that enables our stockholders to sell their shares back to us after they have been held for at least one year, subject to significant conditions and limitations. Our Sponsor, Advisor, directors and affiliates are prohibited from receiving a fee on any share repurchases.
Only those stockholders who purchased their shares from us or received their shares from us (directly or indirectly) through one or more non-cash transactions may be able to participate in the SRP. In other words, once our shares are transferred for value by a stockholder, the transferee and all subsequent holders of the shares are not eligible to participate in the SRP.
Repurchases of shares of our common stock, when requested, are at our sole discretion and generally will be made quarterly. We will limit the number of shares repurchased during any calendar year to 5% of the weighted average number of shares of common stock outstanding on December 31st of the previous calendar year. In addition, we are only authorized to repurchase shares in a given quarter up to the amount of proceeds we receive from our DRIP in that same quarter.
Unless the shares of our common stock are being repurchased in connection with a stockholder's death or disability and until the NAV pricing date, a stockholder must have held the shares for at least one year prior to offering them for sale to us through the SRP. The purchase price for such shares repurchased under our SRP prior to the NAV pricing date and in connection with a stockholder's death or disability will be as follows (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock):

•	the lower of $23.13 and 92.5% of the price paid to acquire the shares from us for stockholders who have continuously held their shares for at least one year;

•	the lower of $23.75 and 95.0% of the price paid to acquire the shares from us for stockholders who have continuously held their shares for at least two years;

•	the lower of $24.38 and 97.5% of the price paid to acquire the shares from us for stockholders who have continuously held their shares for at least three years; and
Prior to our calculating NAV, upon the death or disability of a stockholder, we will, upon request, waive the one-year holding requirement that otherwise will apply to redemption requests made prior to such time. Once we begin calculating NAV, no holding period will be required. Shares repurchased in connection with the death or disability of a stockholder will be repurchased at a purchase price equal to the price actually paid for the shares during our IPO, or if not engaged in our IPO, the per share purchase price will be based on the greater of $25.00 and the then-current NAV (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). Our board of directors has the discretion to exempt shares purchased pursuant to our DRIP from the one-year holding requirement, if a stockholder sells back all of his or her shares. In addition, we may waive the holding period in the event of a stockholder's bankruptcy or other exigent circumstances.
Beginning with the NAV pricing date, the price per share that we will pay to repurchase our shares will be our NAV per share of common stock for the quarter. Subject to limited exceptions, stockholders who redeem their shares of our common stock within the first four months from the date of purchase will be subject to a short-term trading fee of 2% of the aggregate NAV per share of the shares of common stock received. Because our NAV per share will be calculated quarterly, the repurchase price may fluctuate between the redemption request day and the date on which the Company pays redemption proceeds.
During the period from April 24, 2014 (date of inception) to December 31, 2014, we had not repurchased any of our securities.
The SRP will immediately terminate if our shares are listed on any national securities exchange. In addition, our board of directors may amend, suspend (in whole or in part) or terminate the SRP at any time upon 30 days’ prior written notice to our stockholders. Further, our board of directors reserves the right, in its sole discretion, to reject any requests for repurchases.

Item 6. Selected Financial Data.
The following selected financial data as of December 31, 2014 and for the period from April 24, 2014 (date of inception) to December 31, 2014 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" below:

Balance sheet data (In thousands)	December 31, 2014
Total assets	$246
Total liabilities	2,520
Total stockholder's deficit	(2,274)

For the Period from April 24, 2014 (date of inception) to
Operating data (In thousands, except for share and per share data)	December 31, 2014
Total revenues	$—

Operating expenses:
General and administrative	180
Total operating expenses	180
Operating loss	(180)
Net loss	$(180)
Other data:
Cash flows used in operations	$(154)
Cash flows used in investing activities	—
Cash flows provided by financing activities	341
Per share data:
Weighted-average number of common shares outstanding, basic and diluted	7,937
Net loss per common share, basic and diluted	$(22.68)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see "Forward-Looking Statements" elsewhere in this Annual Report on Form 10-K for a description of these risks and uncertainties.
Overview
We were incorporated on April 24, 2014 as a Maryland corporation that intends to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with our taxable year ending December 31, 2015. On August 20, 2014, we commenced our ongoing initial public offering ("IPO") on a "reasonable best efforts" basis of up to $3.1 billion of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-196302) (as amended, the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. The Registration Statement also covers up to 26.3 million shares of common stock available pursuant to the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.

On February 11, 2015, we received and accepted aggregate subscriptions in excess of the minimum of $2.0 million in shares of common stock, broke general escrow and issued shares to our initial investors. Until the NAV pricing date (as described below) the per share purchase price in our IPO will be at $25.00 per share, subject to certain volume and other discounts, and shares issued under the DRIP will be equal to $23.75 per share, which is equal to 95% of the offering price in our IPO. Beginning with the NAV pricing date, the per share price for shares in our IPO and under the DRIP will vary quarterly and will be equal to our NAV, as determined by American Realty Capital Healthcare III Advisors, LLC (the “Advisor”), plus applicable commissions and fees in the case of our IPO. We reserve the right to reallocate shares covered in the Registration Statement between our IPO and the DRIP. The NAV pricing date means the date we first publish an estimated per share NAV, which will be on or prior to July 11, 2017, which is 150 days following the second anniversary of the date that we broke escrow in our IPO.
We were formed to primarily acquire a diversified portfolio of healthcare-related assets including medical office buildings ("MOB"), seniors housing communities and other healthcare-related facilities. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. As of December 31, 2014, we had not acquired any real estate investments. On March 6, 2015, we acquired our first property, a fee simple interest in a DaVita Dialysis center located in Largo, Florida.
Substantially all of our business is conducted through American Realty Capital Healthcare III Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. We are the sole general partner and hold substantially all of the units of limited partner interests in the OP ("OP units"). Additionally, the Advisor contributed $2,020 to the OP in exchange for 90 OP units, which represents a nominal percentage of the aggregate OP ownership. A holder of limited partner interests has the right to convert OP units for the cash value of a corresponding number of shares of our common stock or, at our option, a corresponding number of shares of our common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interests in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
We have no direct employees. The Advisor has been retained to manage our affairs on a day-to-day basis. We also have retained American Realty Capital Healthcare III Properties, LLC (the "Property Manager") to serve as our property manager. Realty Capital Securities, LLC. (the "Dealer Manager") will serve as the dealer manager of our IPO. The Advisor, the Property Manager and the Dealer Manager are under common control with AR Capital, LLC, the parent of our sponsor, American Realty Capital VII, LLC (the "Sponsor"), as a result of which they are related parties, and each of which will receive compensation, fees and other expense reimbursements for services related to our IPO and the investment and management of our assets. The Advisor, Property Manager and Dealer Manager will receive fees during our offering, acquisition, operational and liquidation stages.
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
Offering and Related Costs
Offering and related costs include all expenses incurred in connection with our IPO. Offering costs (other than selling commissions and the dealer manager fees) include costs that may be paid by the Advisor, the Dealer Manager or their affiliates on our behalf. These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the itemized and detailed due diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. We are obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and dealer manager fees) incurred by us in our offering exceed 2.0% of gross offering proceeds in our IPO. As a result, these costs are only our liability to the extent aggregate selling commissions, the dealer manager fee and other organization and offering costs do not exceed 12.0% of the gross proceeds determined at the end of our IPO.

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
Real Estate Investments
Investments in real estate will be recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance will be expensed as incurred.
We will evaluate the inputs, processes and outputs of each asset acquired to determine if the transaction is a business combination or asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the consolidated statement of operations. If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized and subsequently amortized over the useful life of the acquired assets.
In business combinations, we will allocate the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements. Intangible assets may include the value of in-place leases and above- and below- market leases. In addition, any assumed mortgages receivable or payable and any assumed or issued noncontrolling interests are recorded at their estimated fair values.
The fair value of the tangible assets of an acquired property with an in-place operating lease will be determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to the tangible assets based on the fair value of the tangible assets. The fair value of in-place leases will be determined by considering estimates of carrying costs during the expected lease-up periods, current market conditions, as well as costs to execute similar leases. The fair value of above- or below-market leases is recorded based on the present value of the difference between the contractual amount to be paid pursuant to the in-place lease and our estimate of the fair market lease rate for the corresponding in-place lease, measured over the remaining term of the lease including any below-market fixed rate renewal options for below-market leases..
In allocating the fair value to assumed mortgages, amounts will be recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates.
In allocating non-controlling interests, amounts will be recorded based on the fair value of units issued at the date of acquisition, as determined by the terms of the applicable agreement.
In making estimates of fair values for purposes of allocating purchase price, we will utilize a number of sources, including real estate valuations, prepared by independent valuation firms. We also will consider information and other factors including market conditions, the industry that the tenant operates in, characteristics of the real estate, i.e. location, size, demographics, value and comparative rental rates, tenant credit profile and the importance of the location of the real estate to the operations of the tenant’s business.
We will be required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the consolidated statements of operations and comprehensive income (loss) at the lesser of the carrying amount or fair value less estimated selling costs for all periods presented to the extent the disposal of a component represents a strategic shift that has or will have a major effect on our operations and financial results. Properties that are intended to be sold are to be designated as "held for sale" on the consolidated balance sheet when they meet specific criteria to be presented as held for sale. Properties are no longer depreciated when they are classified as held for sale.
Depreciation and Amortization
We will be required to make subjective assessments as to the useful lives of the components of our real estate investments for purposes of determining the amount of depreciation to record on an annual basis. These assessments have a direct impact on our net income because if we were to shorten the expected useful lives of our real estate investments, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.

Depreciation will be computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for fixtures and improvements, and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.
Capitalized above-market lease values will be amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values will be amortized as an increase to rental income over the remaining terms of the respective leases and expected below-market renewal option periods.
Capitalized above-market ground lease values will be amortized as a reduction of property operating expense over the remaining terms of the respective leases. Capitalized below-market ground lease values will be amortized as an increase to property operating expense over the remaining terms of the respective leases and expected below-market renewal option periods.
The value of in-place leases, exclusive of the value of above-market and below-market in-place leases, will be amortized to expense over the remaining periods of the respective leases.
The assumed mortgage premiums or discounts will be amortized as an increase or reduction to interest expense over the remaining term of the respective mortgages.
Impairment of Long Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, we will review the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.
Recently Issued Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board ("FASB") amended the requirements for reporting discontinued operations. Under the revised guidance, in addition to other disclosure requirements, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale, disposed of by sale or other than by sale. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.
In May 2014, the FASB issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is not permitted under accounting principles generally accepted in the United States ("GAAP"). The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. We are currently evaluating the impact of this new guidance.
In June 2014, the FASB issued guidance updating the reporting requirements for development stage entities. The updated guidance removes the financial reporting distinction between development stage entities and other reporting entities from GAAP. Further, the guidance eliminates the requirements for development stage entities to present inception-to-date information in the statements of income, cash flows and shareholder equity, label the financial statements as those of a development stage entity, disclose a description of the development stage activities in which the entity is engaged and disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The revised guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. Early adoption is permitted under GAAP for any annual period or interim period for which financial statements have not been issued or made available. Changes within the revised guidance will be applied retrospectively upon adoption. We have adopted the provisions of this guidance effective December 31, 2014, and have applied the provisions prospectively. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

In August 2014, the FASB issued guidance relating to disclosure of uncertainties about an entity's ability to continue as a going concern. In connection with preparing financial statements for each annual and interim reporting period, management should evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. If conditions or events raise substantial doubt about the entity's ability to continue as a going concern, the guidance requires management to disclose information that enables users of the financial statements to understand the conditions or events that raised the substantial doubt, management's evaluation of the significance of the conditions or events that led to the doubt, the entity’s ability to continue as a going concern and management's plans that are intended to mitigate or that have mitigated the conditions or events that raised substantial doubt about the entity's ability to continue as a going concern. There is no disclosure required unless there are conditions or events that have raised substantial doubt about the entity’s ability to continue as a going concern. The guidance is effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter. We have elected to adopt the provisions of this guidance effective December 31, 2014, as early application is permitted. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.
In February 2015, the FASB amended the accounting for consolidation of certain legal entities. The amendments modify the evaluation of whether certain legal entities are variable interest entities ("VIEs") or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership and affect the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships). The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If we decide to early adopt the revised guidance in an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes the interim period. We are currently evaluating the impact of this new guidance.
Results of Operations
 As of December 31, 2014, we have not commenced real estate operations. Because we have not acquired any properties or other assets, our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our targeted portfolio, MOB and healthcare-related facilities, and real estate generally, which may be reasonably anticipated to have a material impact on the capital resources and the revenue or income to be derived from the operation of our assets.
During the period from April 24, 2014 (date of inception) to December 31, 2014, we had incurred general and administrative expenses of $0.2 million, which primarily included costs related to professional fees, insurance costs for directors and officers and board member compensation.
Cash Flows for the Period from April 24, 2014 (date of inception) to December 31, 2014
During the period from April 24, 2014 (date of inception) to December 31, 2014, net cash used in operating activities was $0.2 million. Cash outflows related to a net loss of $0.2 million and an increase in prepaid expenses of $0.1 million related to directors and officers insurance. These cash outflows were partially offset by an increase in accounts payable and accrued expenses of $0.1 million related to professional fees.
Net cash provided by financing activities of $0.3 million during the period from April 24, 2014 (date of inception) to December 31, 2014 consisted primarily of advances from affiliates of $1.2 million to fund the payment of third party offering costs and proceeds from the sale of common stock of $0.2 million. These cash inflows were partially offset by $1.1 million of payments for offering costs.
Liquidity and Capital Resources
On February 11, 2015, we received and accepted aggregate subscriptions in excess of the minimum $2.0 million, broke general escrow and issued shares of common stock to our initial investors who were admitted as stockholders. Proceeds from our IPO will be applied to the investment in properties and the payment or reimbursement of selling commissions and other fees and expenses related to our IPO. We will experience a relative increase in liquidity as we receive additional subscriptions for shares and a relative decrease in liquidity as we spend net offering proceeds in connection with the acquisition and operation of our properties or the payment of distributions.
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

We intend to maintain the following percentage of the overall value of our portfolio in liquid assets that can be liquidated more readily than properties: 5% of our NAV in excess of $1.0 billion. However, our stockholders should not expect that we will maintain liquid assets at or above this level. To the extent that we maintain borrowing capacity under a line of credit, if a line of credit is ever obtained, such available amount will be included in calculating our liquid assets. Our Advisor will consider various factors in determining the amount of liquid assets we should maintain, including but not limited to our receipt of proceeds from sales of additional shares, our cash flow from operations, available borrowing capacity under a line of credit, if any, our receipt of proceeds from any asset sale, and the use of cash to fund repurchases. The board of directors will review the amount and sources of liquid assets on a quarterly basis.
We intend to make reserve allocations as necessary to aid our objective of preserving capital for our investors by supporting the maintenance and viability of properties we acquire. If reserves or other available income become insufficient to cover our operating expenses and liabilities, it may be necessary to obtain additional funds by borrowing, refinancing properties or liquidating our investment in one or more properties. There is no assurance that such funds will be available, or, if available, that the terms will be acceptable to us.
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
We expect to use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness may not exceed 300% of our total "net assets" (as defined by the North American Securities Administrators Association ("NASAA") Statement of Policy Regarding Real Estate Investment Trusts, ("NASAA REIT Guidelines") as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments. However, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. In addition, it is currently our intention to limit our aggregate borrowings to 45% of the aggregate fair market value of our assets, unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, calculated after the close of our offering and once we have invested substantially all the proceeds of our offering, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits.
We anticipate that adequate cash will be generated from operations to fund our operating and administrative expenses, continuing debt service obligations and the payment of distributions. However, our ability to finance our operations is subject to some uncertainties. Our ability to generate working capital is dependent on our ability to attract and retain tenants and the economic and business environments of the various markets in which our properties will be located. Our ability to sell our assets is partially dependent upon the state of real estate markets and the ability of purchasers to obtain financing at reasonable commercial rates. If we have not generated sufficient cash flow from our operations and other sources, such as from borrowings, advances from our Advisor, our Advisor's deferral, suspension and/or waiver of its fees and expense reimbursements, to fund distributions, we may use the offering proceeds. Moreover, our board of directors may change this policy, in its sole discretion, at any time.
Potential future sources of capital include secured or unsecured financings from banks or other lenders, establishing lines of credit, proceeds from the sale of properties and undistributed cash flow. Note that, currently, we have not identified any additional sources of financing and there is no assurance that such sources of financing will be available on favorable terms or at all.
As of December 31, 2014, we had cash of $0.2 million. We expect cash flows from operations and the sale of common stock to be used primarily to invest in real estate, pay debt service, pay operating expenses and pay stockholder distributions.

Acquisitions
As of March 15, 2015, we owned one property with a contract price of $1.7 million. In accordance with the terms of the investment opportunity allocation agreement we have entered into with American Realty Capital Healthcare Trust II, Inc., we have been provisionally allocated MOB assets identified by our Advisor and its affiliates with an expected aggregate contract price of $43.5 million that are under contract or under executed or submitted letters of intent. Pursuant to the terms of the purchase and sale agreements and letters of intent, the obligation to close upon these acquisitions is subject to certain conditions customary to closing, including the successful completion of due diligence and fully negotiated binding agreements. There can be no assurance that we will complete these acquisitions. We intend to use proceeds raised from our IPO to fund acquisitions.
Funds from Operations and Modified Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a measure known as funds from operations ("FFO"), which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to net income or loss as determined under GAAP.
We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the "White Paper"). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property and asset impairment writedowns, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation will comply with NAREIT's policy described above.
The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may not be fully informative. Additionally, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indicators exist and if the carrying, or book, value exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, because impairments are based on estimated undiscounted future cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.
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

There have been changes in the accounting and reporting promulgations under GAAP that were put into effect in 2009 subsequent to the establishment of NAREIT's definition of FFO, such as the change to expense as incurred rather than capitalize and depreciate acquisition fees and expenses incurred for business combinations. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation, but have a limited and defined acquisition period. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association ("IPA"), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we continue to purchase a significant amount of new assets. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is stabilized. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our IPO has been completed and our portfolio has been stabilized. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry.
We define MFFO, a non-GAAP measure, consistent with the IPA's Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the "Practice Guideline") issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized.
Our MFFO calculation will comply with the IPA's Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to non-controlling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income during the period in which the asset is acquired. These expenses are paid in cash by us, and therefore such funds will not be available to invest in other assets, pay operating expenses or fund distributions. MFFO that excludes such costs and expenses would only be comparable to that of non-listed REITs that have completed their acquisition activities and have similar operating characteristics as us. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives and gains and losses from the disposition of assets as items which are unrealized and may not ultimately be realized, or which are otherwise not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. While we are responsible for managing interest rate, hedge and foreign exchange risk, we will retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are not reflective of ongoing operations. The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors.
We believe that our use of MFFO and the adjustments used to calculate it will allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, which have defined acquisition periods and targeted exit strategies, and allow us to evaluate our performance against other non-listed REITs. For example, acquisition costs are funded from the proceeds of our IPO and other financing sources and not from operations. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management's analysis of the operating performance of the properties.

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way. Accordingly, comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure in an ongoing offering such as our IPO where the price of a share of common stock is a stated value and there is no NAV determination during the offering phase, except to the extent we commence calculating NAV prior to the closing of our IPO.
Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.
We did not have FFO or MFFO for the period from April 24, 2014 (date of inception) to December 31, 2014, as we had not purchased our first property or commenced real estate operations.
Distributions
We did not pay any distributions during the period from April 24, 2014 (date of inception) to December 31, 2014. On January 29, 2015, our board of directors authorized, and we declared, distributions payable to stockholders of record each day during the applicable period at a rate equal to $0.0042808219 per day, or $1.5625 based on a 365 day year. Distributions began to accrue on March 15, 2015, which was the earlier of: (i) March 15, 2015; and 15 days following our initial property acquisition, which occurred on March 6, 2015. Distributions to record holders will be payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.
We have not paid any distributions as of the date of this Annual Report on Form 10-K.
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
Dilution
Our net tangible book value per share is based on balance sheet amounts, and is calculated as (1) total book value of our assets less the net value of intangible assets, (2) minus total liabilities less the net value of intangible liabilities, (3) divided by the total number of shares of common and preferred stock outstanding as of December 31, 2014. This calculation assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common and preferred stock from the offer price as a result of (i) operating losses, which may reflect, among other things, accumulated depreciation and amortization of real estate investments, (ii) the funding of distributions from sources other than our cash flow from operations, and (iii) fees paid in connection with our IPO, including commissions, dealer manager fees and other offering costs. As of December 31, 2014, our net tangible book value per share was not meaningful because we had no shares issued to third party investors and had not purchased any properties. The offering price of shares under the primary portion of our IPO (excluding purchase price discounts for certain categories of purchasers) was $25.00 per common share, and $23.75 per common share under our DRIP.
Our offering price was not established on an independent basis and was not based on the actual or projected net value of our assets. Further, even without depreciation in the value of our assets, the other factors described above with respect to the dilution in the value of our common stock are likely to cause our offering price to be higher than the amount that stockholders would receive per share if we were to liquidate at this time.

Election as a REIT
For the period from April 24, 2014 (date of inception) to December 31, 2014, we will be taxed as a C corporation because we did not meet the requirements to be taxed as a REIT. We intend to elect and qualify to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ending December 31, 2015. We believe that, commencing with such taxable year, we will be organized and operating in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. In order to qualify and continue to qualify for taxation as a REIT, we must, among other things, distribute annually at least 90% of our REIT taxable income. REITs are also subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and properties as well as federal income and excise taxes on our undistributed income.
Inflation
We may be adversely impacted by inflation on any leases that do not contain indexed escalation provisions. In addition, we may be required to pay costs for maintenance and operation of properties, which may adversely impact our results of operations due to potential increases in costs and operating expenses resulting from inflation.
Related-Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, whereby we have paid and/or may in the future pay certain fees or reimbursements to our Advisor, its affiliates and entities under common ownership with our Advisor in connection with items such as acquisition and financing activities, sales and maintenance of common stock under our IPO, transfer agency services, asset and property management services and reimbursement of operating and offering related costs. See Note 5 — Related Party Transactions and Arrangements to our financial statements included in this Annual Report on Form 10-K for a discussion of the various related party transactions, agreements and fees.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or rates. As of December 31, 2014, we do not have any long-term debt, but anticipate incurring long-term debt in the future. In addition, as of December 31, 2014, we do not have any derivative financial instruments. Our interest rate risk management objectives with respect to our long-term debt will be to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps and collars in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not anticipate having any foreign operations and we do not expect to be exposed to foreign currency fluctuations.
Item 8. Financial Statements and Supplementary Data.
The information required by this Item 8 is hereby incorporated by reference to our Consolidated Financial Statements beginning on page F-1 of this Annual Report of Form 10-K.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of the end of such period, that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Exchange Act.

Internal Control Over Financial Reporting
Management's Annual Reporting on Internal Controls over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.
The rules of the SEC do not require, and this Annual Report on Form 10-K does not include, a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. A copy of our code of ethics may be obtained, free of charge, by sending a written request to our executive office – 405 Park Avenue – 14th Floor, New York, NY 10022, Attention: Chief Financial Officer.
Item 11. Executive Compensation.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2015 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2015 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2015 annual meeting of stockholders.
Item 14. Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2015 annual meeting of stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Financial Statements and Financial Statement Schedules

1.	Financial Statements:
See the Index to Consolidated Financial Statements at page F-1 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules:
No financial statement schedules are required under the related instructions.
(b) Exhibits
See Exhibit Index below.

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2014 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
1.1 (1)	Exclusive Dealer Manager Agreement, dated August 20, 2014, among the Company, American Realty Capital Healthcare III Advisors, LLC and Realty Capital Securities, LLC
1.2 (2)	Form of Soliciting Dealer Agreement
3.1 (1)	Articles of Amendment and Restatement for American Realty Capital Healthcare Trust III, Inc.
3.2 (1)	Bylaws of American Realty Capital Healthcare Trust III, Inc.
4.1 (1)	Agreement of Limited Partnership of American Realty Capital Healthcare III Operating Partnership, L.P., dated August 20, 2014
10.1 (1)	Escrow Agreement, dated August 20, 2014, among Realty Capital Securities, LLC, the Company and UMB Bank, N.A.
10.2 (1)	Advisory Agreement, dated August 20, 2014, by and among the Company, American Realty Capital Healthcare III Operating Partnership, L.P. and American Realty Capital Healthcare III Advisors, LLC
10.3 (1)
Property Management and Leasing Agreement, dated August 20, 2014, by and among the Company, American Realty Capital Healthcare III Operating Partnership, L.P. and American Realty Capital Healthcare III Properties, LLC

10.4 (1)	Employee and Director Incentive Restricted Share Plan of American Realty Capital Healthcare Trust III, Inc.
10.5*	Indemnification Agreement, dated December 31, 2014, with Directors, Officers, Advisor and Dealer Manager
14 (2)	American Realty Capital Healthcare Trust III, Inc. Code of Business Conduct and Ethics
16.1 (3)	Letter from Grant Thornton LLP to the Securities and Exchange Commission dated January 28, 2015
21.1*	List of Subsidiaries
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Healthcare Trust III, Inc.'s Annual Report on Form 10-K for the period from April 24, 2014 (date of inception) to December 31, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________
*     Filed herewith.

(1)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed with the SEC on November 13, 2014.

(2)	Filed as an exhibit to Pre-Effective Amendment No. 2 to the Company's Registration Statement on Form S-11 filed with the SEC on August 8, 2014.
(3)    Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on January 28, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 31st day of March, 2015.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC.
By	/s/ THOMAS P. D'ARCY
THOMAS P. D'ARCY
CHIEF EXECUTIVE OFFICER, PRESEIDENT AND SECRETARY (and Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Thomas P. D'Arcy	Chief Executive Officer, President and Secretary	March 31, 2015
Thomas P. D'Arcy	(and Principal Executive Officer)

/s/ William M. Kahane	Executive Chairman of the Board of Directors	March 31, 2015
William M. Kahane

/s/ Edward F. Lange, Jr.	Chief Financial Officer, Chief Operating Officer and Treasurer	March 31, 2015
Edward F. Lange, Jr.	(and Principal Financial Officer and Principal Accounting Officer)

/s/ P. Sue Perrotty	Independent Director	March 31, 2015
P. Sue Perrotty

/s/ B.J. Penn	Independent Director	March 31, 2015
B.J. Penn

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
American Realty Capital Healthcare Trust III, Inc.
We have audited the accompanying consolidated balance sheet of American Realty Capital Healthcare Trust III, Inc. (a Maryland Corporation) and subsidiaries (the "Company") as of December 31, 2014 and the related consolidated statements of operations and comprehensive loss, changes in stockholder's deficit and cash flows for the period from April 24, 2014 (date of inception) to December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Realty Capital Healthcare Trust III, Inc. and subsidiaries as of December 31, 2014 and the results of their operations and their cash flows for the period from April 24, 2014 (date of inception) to December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
Chicago, Illinois
March 31, 2015

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC.

CONSOLIDATED BALANCE SHEET
(In thousands, except for share and per share data)

December 31, 2014
ASSETS
Cash	$187
Prepaid expenses	59
Total assets	$246

LIABILITIES AND STOCKHOLDER'S DEFICIT
Accounts payable and accrued expenses (including $1,895 due to affiliates)	$2,520
Total liabilities	2,520

Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding as of December 31, 2014	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 11,554 shares of common stock issued and outstanding as of December 31, 2014	—
Additional paid-in capital	(2,094)
Accumulated deficit	(180)
Total stockholder's deficit	(2,274)
Total liabilities and stockholder's deficit	$246

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC.

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)

Period from April 24, 2014 (date of inception) to
December 31, 2014
Revenues	$—

Expenses:
General and administrative	180
Total expenses	180
Net loss	$(180)
Comprehensive loss	$(180)

Basic and diluted weighted average shares outstanding	7,937
Basic and diluted net loss per share	$(22.68)

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S DEFICIT
For the Period From April 24, 2014 (Date of Inception) to December 31, 2014
(In thousands, except for share data)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholder's Deficit
Balance, April 24, 2014	—	$—	$—	$—	$—
Issuance of common stock	8,888	—	202	—	202
Common stock offering costs	—	—	(2,300)	—	(2,300)
Share-based compensation	2,666	—	4	—	4
Net loss	—	—	—	(180)	(180)
Balance, December 31, 2014	11,554	$—	$(2,094)	$(180)	$(2,274)

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

Period from April 24, 2014 (date of inception) to
December 31, 2014
Cash flows from operating activities:
Net loss	$(180)
Adjustment to reconcile net loss to net cash used in operating activities:
Share-based compensation	4
Changes in assets and liabilities:
Prepaid expenses	(59)
Accounts payable and accrued expenses	81
Net cash used in operating activities	(154)
Cash flows from financing activities:
Proceeds from issuance of common stock	202
Payments of offering costs	(1,071)
Advances from affiliate	1,210
Net cash provided by financing activities	341
Net change in cash	187
Cash, beginning of period	—
Cash, end of period	$187

Supplemental Disclosures:
Payable and accrued offering costs	$1,229

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 1 — Organization
American Realty Capital Healthcare Trust III, Inc. (the "Company") was incorporated on April 24, 2014 as a Maryland corporation that intends to elect and qualify to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with its taxable year ending December 31, 2015. On August 20, 2014, the Company commenced its ongoing initial public offering (the "IPO") on a "reasonable best efforts" basis of up to $3.1 billion of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-196302) (as amended, the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. The Registration Statement also covers up to 26.3 million shares of common stock available pursuant to a distribution reinvestment plan (the "DRIP") under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.
Until the net asset value ("NAV") pricing date (as described below), the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will be equal to $23.75 per share, which is equal to 95% of the offering price in the IPO. Beginning with the NAV pricing date, the per share price for shares in the IPO and under the DRIP will vary quarterly and will be equal to the Company’s per share NAV as determined by American Realty Capital Healthcare III Advisors, LLC (the “Advisor”), plus applicable commissions and fees, in the case of the IPO, and the per share purchase price in the DRIP will be equal to the NAV per share. The Company reserves the right to reallocate shares covered in the Registration Statement between the IPO and the DRIP. The NAV pricing date means the date we first publish an estimated per share NAV, which will be on or prior to July 11, 2017, which is 150 days following the second anniversary of the date that it broke escrow in the IPO.
The Company was formed to primarily acquire a diversified portfolio of healthcare-related assets including medical office buildings, seniors housing communities and other healthcare-related facilities. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. As of December 31, 2014, the Company had not acquired any real estate investments.
Substantially all of the Company's business is conducted through American Realty Capital Healthcare III Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP ("OP units"). Additionally, the Advisor contributed $2,020 to the OP in exchange for 90 OP units, which represents a nominal percentage of the aggregate OP ownership. A holder of limited partner interests has the right to convert OP units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the holders of limited partner interests in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
The Company has no direct employees. The Advisor has been retained to manage the Company's affairs on a day-to-day basis. The Company also has retained American Realty Capital Healthcare III Properties, LLC (the "Property Manager") to serve as the Company's property manager. Realty Capital Securities, LLC (the "Dealer Manager") serves as the dealer manager of the IPO. The Advisor, the Property Manager and the Dealer Manager are under common control with AR Capital, LLC, the parent of the Company's sponsor, American Realty Capital VII, LLC (the "Sponsor"), as a result of which they are related parties, and each of which will receive compensation, fees and other expense reimbursements for services related to the IPO and the investment and management of the Company's assets. The Advisor, Property Manager and Dealer Manager will receive fees during the Company's offering, acquisition, operational and liquidation stages.
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and the OP. All inter-company accounts and transactions are eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. When the Company commences operations, management may make significant estimates regarding revenue recognition, purchase price allocations to record investments in real estate, and fair value measurements, as applicable.
Real Estate Investments
Investments in real estate will be recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance will be expensed as incurred.
The Company will evaluate the inputs, processes and outputs of each asset acquired to determine if the transaction is a business combination or asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the consolidated statement of operations. If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized and subsequently amortized over the useful life of the acquired assets.
In business combinations, the Company will allocate the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings and fixtures. Intangible assets may include the value of in-place leases and above- and below-market leases and other identifiable intangible assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued noncontrolling interests are recorded at their estimated fair values.
The fair value of the tangible assets of an acquired property with an in-place operating lease will be determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to the tangible assets based on the fair value of the tangible assets. The fair value of in-place leases will be determined by considering estimates of carrying costs during the expected lease-up periods, current market conditions, as well as costs to execute similar leases. The fair value of above- or below-market leases is recorded based on the present value of the difference between the contractual amount to be paid pursuant to the in-place lease and the Company's estimate of the fair market lease rate for the corresponding in-place lease, measured over the remaining term of the lease, including any below-market fixed rate renewal options for below-market leases.
In allocating the fair value to assumed mortgages, amounts will be recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above- or below-market interest rates.
In allocating non-controlling interests, amounts will be recorded based on the fair value of units issued at the date of acquisition, as determined by the terms of the applicable agreement.
In making estimates of fair values for purposes of allocating purchase price, the Company will utilize a number of sources, including real estate valuations, prepared by independent valuation firms. The Company also will consider information and other factors including market conditions, the industry that the tenant operates in, characteristics of the real estate, i.e. location, size, demographics, value and comparative rental rates, tenant credit profile and the importance of the location of the real estate to the operations of the tenant’s business.
The Company will be required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the consolidated statements of operations and comprehensive income (loss) at the lesser of the carrying amount or fair value less estimated selling costs for all periods presented to the extent the disposal of a component represents a strategic shift that has or will have a major effect on the Company’s operations and financial results. Properties that are intended to be sold are to be designated as "held for sale" on the consolidated balance sheet when they meet specific criteria to be presented as held for sale. Properties are no longer depreciated when they are classified as held for sale.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Depreciation and Amortization
The Company will be required to make subjective assessments as to the useful lives of the components of the Company's real estate investments for purposes of determining the amount of depreciation to record on an annual basis. These assessments have a direct impact on the Company's net income because if the Company were to shorten the expected useful lives of the Company's real estate investments, the Company would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.
Depreciation will be computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for fixtures and improvements, and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.
Capitalized above-market lease values will be amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values will be amortized as an increase to rental income over the remaining terms of the respective leases and expected below-market renewal option periods.
Capitalized above-market ground lease values will be amortized as a reduction of property operating expense over the remaining terms of the respective leases. Capitalized below-market ground lease values will be amortized as an increase to property operating expense over the remaining terms of the respective leases and expected below-market renewal option periods.
The value of in-place leases, exclusive of the value of above-market and below-market in-place leases, will be amortized to expense over the remaining periods of the respective leases.
The assumed mortgage premiums or discounts will be amortized as an increase or reduction to interest expense over the remaining term of the respective mortgages.
Impairment of Long Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, the Company will review the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.
Cash
Cash includes cash in bank accounts. The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company up to an insurance limit. As of December 31, 2014, the Company had deposits of $0.2 million, none of which was in excess of the amount insured by the FDIC.
Restricted Cash
Restricted cash may primarily consist of reserves related to lease expirations as well as maintenance, structural, and debt service reserves.
Investments in Securities
The Company will classify its investments in debt or equity securities into one of three classes: held-to-maturity, available-for-sale or trading, as applicable.  Investments in debt securities that the Company has the positive intent and ability to hold until maturity are classified as held-to-maturity and are reported at amortized cost. Debt and equity securities that are bought and held principally for the purposes of selling them in the near future are classified as trading securities. Debt and equity securities not classified as trading securities or as held-to-maturity securities are classified as available-for-sale securities and are reported at fair value, with unrealized holding gains and losses reported as a component of equity within accumulated other comprehensive income or loss. Gains or losses on securities sold will be based on the specific identification method.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

The Company will evaluate its investments in securities for impairment or other-than-temporary impairment on a quarterly basis.  The Company will review each investment individually and assesses factors that may include (i) if the carrying amount of an investment exceeds its fair value, (ii) if there has been any change in the market as a whole or in the investee’s market, (iii) if there are any plans to sell the investment in question or if the Company believes it may be forced to sell its investment, and (iv) if there have been any other factors that would indicate the possibility of the existence of an other-than-temporary impairment. The fair value of the Company’s investments in available-for-sale securities generally will rise and fall based on current market conditions. If, after reviewing relevant factors surrounding an impaired security, the Company determines that it will not recover its full investment in an impaired security, the Company recognizes an other-than-temporary impairment charge in the consolidated statements of income and comprehensive loss in the period in which the other-than-temporary impairment is determined, regardless of whether or not the Company plans to sell or believes it will be forced to sell the security in question.
Deferred Costs
Deferred costs may consist of deferred financing costs and deferred leasing costs. Deferred financing costs represent commitment fees, legal fees, and other costs associated with obtaining commitments for financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close.
Deferred leasing costs, consisting primarily of lease commissions and professional fees incurred in connection with new leases, will be deferred and amortized over the term of the lease.
Revenue Recognition
The Company's revenues, which will be derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many of the Company's leases will provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable, and include in revenues, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease.
The Company will continually review receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company will record an increase in the Company's allowance for uncollectible accounts or record a direct write-off of the receivable in the Company's consolidated statements of operations.
Offering and Related Costs
Offering and related costs include all expenses incurred in connection with the Company’s IPO. Offering costs (other than selling commissions and the dealer manager fee) of the Company may be paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company. Offering and related costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the itemized and detailed due diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. The Company is obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Advisor is obligated to reimburse the Company to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by the Company in its offering exceed 2.0% of gross offering proceeds. As a result, these costs are only a liability of the Company to the extent aggregate selling commissions, the dealer manager fees and other organization and offering costs do not exceed 12.0% of the gross proceeds determined at the end of the IPO (See Note 5 — Related Party Transactions and Arrangements).
Share-Based Compensation
The Company has a stock-based award plan, which is accounted for under the guidance for share based payments. The expense for such awards is included in general and administrative expenses and will be recognized over the vesting period or when the requirements for exercise of the award have been met (See Note 7 — Share-Based Compensation).

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Income Taxes
For the period from April 24, 2014 (date of inception) to December 31, 2014, the Company will be taxed as a C corporation because it did not meet the requirements to be taxed as a REIT. The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ending December 31, 2015. In order to qualify and continue to qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that the Company distribute annually at least 90% of the Company’s REIT taxable income to the Company’s stockholders. If the Company fails to continue to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax) beginning with the year in which it fails to qualify and may be precluded from being able to elect to be treated as a REIT for the Company’s four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
Per Share Data
Net income (loss) per basic share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock considers the effect of potentially dilutive shares of common stock outstanding during the period.
Recently Issued Accounting Pronouncements
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
In May 2014, the FASB issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is not permitted under accounting principles generally accepted in the United States ("GAAP"). The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. The Company is currently evaluating the impact of this new guidance.
In June 2014, the FASB issued guidance updating the reporting requirements for development stage entities. The updated guidance removes the financial reporting distinction between development stage entities and other reporting entities from GAAP. Further, the guidance eliminates the requirements for development stage entities to present inception-to-date information in the statements of income, cash flows and shareholder equity, label the financial statements as those of a development stage entity, disclose a description of the development stage activities in which the entity is engaged and disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The revised guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. Early adoption is permitted under GAAP for any annual period or interim period for which financial statements have not been issued or made available. Changes within the revised guidance will be applied retrospectively upon adoption. The Company has adopted the provisions of this guidance effective December 31, 2014, and have applied the provisions prospectively. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

In August 2014, the FASB issued guidance relating to disclosure of uncertainties about an entity's ability to continue as a going concern. In connection with preparing financial statements for each annual and interim reporting period, management should evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. If conditions or events raise substantial doubt about the entity's ability to continue as a going concern, the guidance requires management to disclose information that enables users of the financial statements to understand the conditions or events that raised the substantial doubt, management's evaluation of the significance of the conditions or events that led to the doubt, the entity’s ability to continue as a going concern and management's plans that are intended to mitigate or that have mitigated the conditions or events that raised substantial doubt about the entity's ability to continue as a going concern. There is no disclosure required unless there are conditions or events that have raised substantial doubt about the entity’s ability to continue as a going concern. The guidance is effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter. The Company elected to adopt the provisions of this guidance effective December 31, 2014, as early application is permitted. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
In February 2015, the FASB amended the accounting for consolidation of certain legal entities. The amendments modify the evaluation of whether certain legal entities are variable interest entities ("VIEs") or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership and affect the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships). The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If the Company decides to early adopt the revised guidance in an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes the interim period. The Company is currently evaluating the impact of this new guidance.
Note 3 — Common Stock
As of December 31, 2014, the Company had 11,554 shares of common stock outstanding, including unvested restricted shares, and had received total gross proceeds of $0.2 million.
Share Repurchase Program
The Company's board of directors has adopted a Share Repurchase Program (“SRP”) that enables stockholders to sell their shares to the Company in limited circumstances. The SRP permits investors to sell their shares back to the Company after they have held them for a least one year, subject to significant conditions and limitations described below.
Prior to the time that the Company’s shares are listed on a national securities exchange and until the Company begins to calculate its NAV, the repurchase price per share will depend on the length of time investors have held such shares as follows: after one year from the purchase date — the lower of $23.13 or 92.5% of the amount they actually paid for each share; after two years from the purchase date — the lower of $23.75 or 95% of the amount they actually paid for each share; and after three years from the purchase date — the lower of $24.38 or 97.5% of the amount they actually paid for each share; (in each case, as adjusted for any stock distributions, combinations, splits and recapitalizations).
Once the Company begins to calculate its NAV, the price per share that the Company will pay to repurchase the Company’s shares will be the Company's NAV per share of common stock for the quarter. Subject to limited exceptions, stockholders who redeem their shares of the Company's common stock within the first four months from the date of purchase will be subject to a short-term trading fee of 2% of the aggregate NAV per share of the shares of common stock received. Because the Company's NAV per share will be calculated quarterly, the repurchase price may fluctuate between the redemption request day and the date on which the Company pays redemption proceeds.
The Company is only authorized to repurchase shares pursuant to the SRP using the proceeds received from the DRIP and will limit the amount spent to repurchase shares in a given quarter to the amount of proceeds received from the DRIP in that same quarter. In addition, the board of directors may reject a request for redemption, at any time. Due to these limitations, the Company cannot guarantee that it will be able to accommodate all repurchase requests. Purchases under the SRP by the Company will be limited in any calendar year to 5% of the weighted average number of shares outstanding on December 31 of the previous calendar year.
When a stockholder requests a repurchase and the repurchase is approved, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. At December 31, 2014, no shares had been redeemed.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

The SRP will immediately terminate if our shares are listed on any national securities exchange. In addition, our board of directors may amend, suspend (in whole or in part) or terminate the SRP at any time upon 30 days’ prior written notice to our stockholders. Further, our board of directors reserves the right, in its sole discretion, to reject any requests for repurchases.
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions will be paid with respect to shares purchased under the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the IPO. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying balance sheets in the period distributions are declared. There have been no shares issued under the DRIP as of December 31, 2014.
Note 4 — Commitments and Contingencies
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. The Company did not own any properties as of December 31, 2014, has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 5 — Related Party Transactions and Arrangements
As of December 31, 2014, American Realty Capital Healthcare III Special Limited Partnership, LLC (the "Special Limited Partner"), an entity controlled by the Sponsor, owned 8,888 shares of the Company's outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. As of December 31, 2014, the Company had $1.2 million payable to affiliated entities, primarily related to funding the payment of regulatory filing fees, third party professional fees and other offering costs.
Fees Paid in Connection with the IPO
The Dealer Manager will be paid fees and compensation in connection with the sale of the Company's common stock in the IPO. The Dealer Manager will be paid a selling commission of up to 7.0% of the per share purchase price of the IPO proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager will receive up to 3.0% of the gross proceeds from the sale of shares, before reallowance to participating broker-dealers, as a dealer manager fee. The Dealer Manager may reallow its dealer manager fee to such participating broker-dealers. A participating broker dealer may elect to receive a fee equal to 7.5% of the gross proceeds from the sale of shares (not including selling commissions and dealer manager fees) by such participating broker dealer, with 2.5% thereof paid at the time of such sale and 1.0% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. If this option is elected, the dealer manager fee will be reduced to 2.5% of gross proceeds (not including selling commissions and dealer manager fees). No such fees have been incurred from the Dealer Manager during the period from April 24, 2014 (date of inception) to December 31, 2014.
The Advisor and its affiliates will receive compensation and reimbursement for services relating to the IPO, including transfer agent services provided by an affiliate of the Dealer Manager. All offering costs incurred by the Company or its affiliated entities on behalf of the Company are charged to additional paid-in capital on the accompanying balance sheet as of December 31, 2014. During the period from April 24, 2014 (date of inception) to December 31, 2014, the Company has incurred $0.7 million in reimbursable offering costs from the Advisor and Dealer Manager. As of December 31, 2014, the Company had $0.7 million of such reimbursable offering costs payable to the Advisor and Dealer Manager.
The Company is responsible for offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs in excess of the 2.0% cap as of the end of the IPO are the Advisor's responsibility. As of December 31, 2014, offering and related costs exceeded 2.0% of gross proceeds received from the IPO by $2.3 million, due to the on-going nature of the offering process and that many expenses were paid before the IPO commenced.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Fees Paid in Connection With the Operations of the Company
The Advisor will receive an acquisition fee of 1.5% of the contract purchase price of each property acquired and 1.5% of the amount advanced for a loan or other investment. The Advisor may also be reimbursed for services provided for which it incurs investment-related expense, or insourced expenses. Such insourced expenses may not exceed 0.5% of the contract purchase price of each acquired property and 0.5% of the amount advanced for a loan or other investment. Additionally, the Company reimburses the Advisor for third party acquisition expenses. We may also reimburse the Advisor for legal expenses it or its affiliates incur in connection with the selection, evaluation and acquisition of assets, in an amount not to exceed 0.1% of the contract purchase price of each property or 0.1% of the amount advanced for each loan or other investment. Once the proceeds from the IPO have been fully invested, the aggregate amount of acquisition fees and any financing coordination fees (as described below) may not exceed 2.0% of the contract purchase price and the amount advanced for a loan or other investment for all the assets acquired. In no event will the total of all acquisition fees, acquisition expenses and any financing coordination fees payable with respect to a particular investment exceed 4.5% of the contract purchase price of the Company's portfolio to be measured at the close of the acquisition phase or 4.5% of the amount advanced for all loans or other investments. No acquisition fees were incurred or forgiven during the period from April 24, 2014 (date of inception) to December 31, 2014.
If the Advisor provides services in connection with the origination or refinancing of any debt that the Company obtains and uses to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay the Advisor a financing coordination fee equal to 0.75% of the amount available and/or outstanding under such financing, subject to certain limitations. No financing coordination fees were incurred during the period from April 24, 2014 (date of inception) to December 31, 2014.
For its asset management services, the Company will cause the OP to issue (subject to periodic approval by the board of directors) to the Advisor performance-based restricted partnership units of the OP designated as "Class B units," which are intended to be profit interest and will vest, and no longer be subject to forfeiture, at such time as: (x) the value of the OP's assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pre-tax, non-compounded annual return thereon (the "economic hurdle"); (y) any one of the following occurs: (1) a listing; (2) an other liquidity event or (3) the termination of the advisory agreement by an affirmative vote of a majority of the Company's independent directors without cause; and (z) the Advisor is still providing advisory services to the Company (the "performance condition"). Such Class B units will be forfeited immediately if: (a) the advisory agreement is terminated for any reason other than a termination without cause; or (b) the advisory agreement is terminated by an affirmative vote of a majority of the Company's independent directors without cause before the economic hurdle has been met.
The asset management subordination is an amount equal to: (i) the excess of (A) the product of (y) the cost of assets (or the lower of the cost of assets and the applicable quarterly NAV once we begin calculating NAV) multiplied by (z) 0.1875% over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the IPO price minus the selling commissions and dealer manager fees). When and if approved by the board of directors, the Class B units are expected to be issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. The value of issued Class B units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. The Advisor will receive distributions on unvested Class B units equal to the distribution rate received on the Company's common stock. Such distributions on issued Class B units will be expensed in the consolidated statement of operations and comprehensive loss until the performance condition is considered probable to occur. No Class B units have been approved by the Company's board of directors for issuance as of December 31, 2014.
Unless the Company contracts with a third party, the Company will pay the Property Manager a property management fee of 1.5% of gross revenues from the Company's single-tenant net leased properties and 2.5% of gross revenues from all other types of properties. The Company will also reimburse the Property Manager for property level expenses. If the Company contracts directly with third parties for such services, the Company will pay them customary market fees and will pay the Property Manager an oversight fee of up to 1.0% of the gross revenues of the property managed. In no event will the Company pay the Property Manager or any affiliate of the Property Manager both a property management fee and an oversight fee with respect to any particular property. No property management fees were incurred during the period from April 24, 2014 (date of inception) to December 31, 2014.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

The Company will reimburse the Advisor's costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt, impairments or other similar non-cash expenses and excluding any gain from the sale of assets for that period. Additionally, the Company will reimburse the Advisor for personnel costs in connection with other services during the operational stage; however, the Company may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. No reimbursement was incurred from the Advisor for providing services during the period from April 24, 2014 (date of inception) to December 31, 2014.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to waive certain fees. If the Advisor waives certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor in cash. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs. No fees were forgiven or expenses were absorbed by the Advisor during the period from April 24, 2014 (date of inception) to December 31, 2014.
Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets
The Company will pay the Advisor an annual subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholder's capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year. This fee will be payable only upon the sale of assets, distributions or other event which results in the return on stockholder's capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the period from April 24, 2014 (date of inception) to December 31, 2014.
The Company will pay the Advisor a real estate commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services are provided in connection with the sale. No such fees were incurred during the period from April 24, 2014 (date of inception) to December 31, 2014.
The Company will pay the Special Limited Partner a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in the net sales proceeds unless investors have received a return of their capital plus a return equal to a 6.0% cumulative non-compounded annual return on their capital contributions. No participation in net sales proceeds was incurred during the period from April 24, 2014 (date of inception) to December 31, 2014.
If the Company's shares of common stock are listed on a national exchange, the Special Limited Partner will receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the Company's market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Company cannot assure that it will provide this 6.0% annual return but the Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such distribution was incurred during the period from April 24, 2014 (date of inception) to December 31, 2014. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in the net sales proceeds and the subordinated listing distribution.
Upon termination or non-renewal of the advisory agreement with the Advisor, with or without cause, the Special Limited Partner will be entitled to receive distributions from the OP equal to 15% of the amount by which the sum of the Company's market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6% cumulative, pre-tax, non-compounded annual return to investors. The Special Limited Partner may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 6 — Economic Dependency
Under various agreements, the Company has engaged or will engage the Advisor, its affiliates and entities under common ownership with the Advisor to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company's common stock available for issue, transfer agency services, as well as other administrative responsibilities for the Company including accounting services, transaction management services and investor relations.
As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that the Advisor and its affiliates are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.
Note 7 — Share-Based Compensation
Restricted Share Plan
The Company has an employee and director incentive restricted share plan (the "RSP"), which provides for the automatic grant of 1,333 restricted shares of common stock to each of the independent directors, without any further action by the Company's board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder's meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20.0% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company's directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The total number of common shares granted under the RSP may not exceed 5.0% of the Company's outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 6.3 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
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
The fair value of the shares is expensed on a straight-line basis over the service period of five years. There have been 2,666 restricted shares granted under the RSP at $22.50 per share during the period from April 24, 2014 (date of inception) to December 31, 2014. Compensation expense related to restricted stock was approximately $4,000 for the period from April 24, 2014 (date of inception) to December 31, 2014. Compensation expense related to restricted stock is recorded as general and administrative expense in the accompanying consolidated statement of operations. As of December 31, 2014, the Company had approximately $0.1 million of unrecognized compensation cost related to unvested restricted stock award grants under the Company's RSP. That cost is expected to be recognized over a weighted average period of 4.6 years.
Note 8 — Quarterly Results (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2014.

	Period from April 24, 2014 (date of inception) to	Three Months Ended
(In thousands, except for share and per share data)	June 30, 2014	September 30, 2014	December 31, 2014
Total revenues	$—	$—	$—
Net loss	$(16)	$(28)	$(136)
Basic and diluted weighted average shares outstanding	5,359	8,888	8,888
Basic and diluted loss per share	$(2.99)	$(3.15)	$(15.30)

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 9 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:
Declaration of Distribution Rate
On January 29, 2015, the Company's board of directors authorized, and the Company declared, distributions payable to stockholders of record each day during the applicable period at a rate equal to $0.0042808219 per day based on a price of $25.00 per share of common stock. Distributions began to accrue on March 15, 2015, which was the earlier of: (i) March 15, 2015; and 15 days following our initial property acquisition, which occurred on March 6, 2015. Distributions will be payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
Escrow Break
On February 11, 2015, the Company raised proceeds sufficient to break general escrow in connection with its initial public offering on a reasonable best efforts basis. The Company received and accepted subscriptions in excess of the minimum $2.0 million and issued shares of its common stock to its initial investors who were admitted as stockholders.
Sales of Common Stock
As of March 15, 2015, the Company had 345,184 shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP from total gross proceeds from the IPO and the DRIP of $8.3 million.
The capital raised to date is as follows:

Source of Capital (In thousands)	Inception to December 31, 2014	January 1, 2015 to March 15, 2015	Total
Common stock	$202	$8,083	$8,285
Acquisitions
The following table presents certain information about the properties that the Company acquired from January 1, 2015 to March 15, 2015:

	Number of Properties	Rentable Square Feet	Base Purchase Price (1)
			(In thousands)
Portfolio, December 31, 2014	—	—	$—
Acquisitions	1	7,247	1,650
Portfolio, March 15, 2015	1	7,247	$1,650
________________________
(1) Contract purchase price, excluding acquisition related costs.