Form 10-Q
period 2015-03-31
American Realty Capital Healthcare Trust III, Inc.
filed 2015-05-14
CIK 1609234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒ The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, but is currently not required to file such reports under such sections.

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

As of April 30, 2015, the registrant had 1,592,270 shares of common stock outstanding.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Real estate investment, at cost:
Land	$409	$—
Building and improvements	1,103	—
Acquired intangible lease asset	226	—
Total real estate investment, at cost	1,738	—
Less: accumulated depreciation and amortization	(4)	—
Total real estate investment, net	1,734	—
Cash	10,260	187
Receivable for sale of common stock	1,914	—
Prepaid expenses	58	59
Total assets	$13,966	$246

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable and accrued expenses (including $1,911 and $1,895 due to affiliates as of March 31, 2015 and December 31, 2014, respectively)	$2,144	$2,520
Market lease intangible liability, net	88	—
Distributions payable	36	—
Total liabilities	2,268	2,520

Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding as of March 31, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 669,949 and 11,554 shares of common stock issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	7	—
Additional paid-in capital	12,226	(2,094)
Accumulated deficit	(535)	(180)
Total stockholders' equity (deficit)	11,698	(2,274)
Total liabilities and stockholders' equity (deficit)	$13,966	$246

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

Three Months Ended
March 31, 2015
Revenue:
Rental income	$9
Operating expense reimbursement	2
Total revenues	11

Expenses:
Property operating	2
Acquisition and transaction related	48
General and administrative	276
Depreciation and amortization	4
Total expenses	330
Operating loss	(319)
Net loss	$(319)
Comprehensive loss	$(319)

Basic and diluted weighted average shares outstanding	164,258
Basic and diluted net loss per share	$(1.94)

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Three Months Ended March 31, 2015
(In thousands except for share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance, December 31, 2014	11,554	$—	$(2,094)	$(180)	$(2,274)
Issuance of common stock	658,395	7	16,021	—	16,028
Common stock offering costs, commissions and dealer manager fees	—	—	(1,704)	—	(1,704)
Equity-based compensation	—	—	3	—	3
Distributions declared	—	—	—	(36)	(36)
Net loss	—	—	—	(319)	(319)
Balance, March 31, 2015	669,949	$7	$12,226	$(535)	$11,698

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

Three Months Ended
March 31, 2015
Cash flows from operating activities:
Net loss	$(319)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4
Equity-based compensation	3
Changes in assets and liabilities:
Prepaid expenses and other assets	1
Accounts payable and accrued expenses	171
Net cash used in operating activities	(140)
Cash flows from investing activities:
Investment in real estate and other assets	(1,650)
Net cash used in investing activities	(1,650)
Cash flows from financing activities:
Proceeds from issuance of common stock	14,114
Payments of offering costs and fees related to common stock issuances	(2,252)
Advances from affiliate	1
Net cash provided by financing activities	11,863
Net change in cash	10,073
Cash, beginning of period	187
Cash, end of period	$10,260

Non-cash investing and financing activities:
Receivable for sale of common stock	$1,914
Payable and accrued offering costs	681

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 1 — Organization
American Realty Capital Healthcare Trust III, Inc. (including, as required by context, American Realty Capital Healthcare III Operating Partnership, L.P., and its subsidiaries, the "Company") was incorporated on April 24, 2014 as a Maryland corporation that intends to elect and qualify to be taxed as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with its taxable year ending December 31, 2015. On August 20, 2014, the Company commenced its ongoing initial public offering (the "IPO") on a "reasonable best efforts" basis of up to125.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, for total gross proceeds of up to $3.1 billion, pursuant to a registration statement on Form S-11 (File No. 333-196302) (as amended, the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. The Registration Statement also covers up to 26.3 million shares of common stock available pursuant to a distribution reinvestment plan (the "DRIP") under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.
On February 11, 2015, the Company received and accepted aggregate subscriptions in excess of the minimum offering amount for the IPO of $2.0 million in shares of common stock, broke general escrow and issued shares to its initial investors, who were admitted as stockholders of the Company. As of March 31, 2015, the Company had 0.7 million shares of common stock outstanding, including unvested restricted shares, and had received total gross proceeds from the IPO of $16.2 million. Until the net asset value ("NAV") pricing date (as described below), the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will be equal to $23.75 per share, which is equal to 95% of the offering price in the IPO. Beginning with the NAV pricing date, the per share price for shares in the IPO and under the DRIP will vary quarterly and will be equal to the Company’s per share NAV as determined by American Realty Capital Healthcare III Advisors, LLC (the “Advisor”), plus applicable commissions and fees, in the case of the IPO, and the per share purchase price in the DRIP will be equal to the NAV per share. The Company reserves the right to reallocate shares covered in the Registration Statement between the IPO and the DRIP. The NAV pricing date means the date that the Company first publishes an estimated per share NAV, which will be on or prior to July 11, 2017, which is 150 days following the second anniversary of the date that the Company broke escrow in the IPO.
The Company was formed to primarily acquire a diversified portfolio of healthcare-related assets including medical office buildings ("MOB"), seniors housing communities and other healthcare-related facilities. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. The Company purchased its first property and commenced real estate operations in March 2015. As of March 31, 2015, the Company owned one property consisting of 7,247 rentable square feet, which was 100.0% leased, with a remaining lease term of 12.2 years.
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
The Company has no direct employees. The Advisor has been retained to manage the Company's affairs on a day-to-day basis. The Company also has retained American Realty Capital Healthcare III Properties, LLC (the "Property Manager") to serve as the Company's property manager. Realty Capital Securities, LLC (the "Dealer Manager") serves as the dealer manager of the IPO. The Advisor, the Property Manager and the Dealer Manager are under common control with AR Capital, LLC, the parent of the Company's sponsor, American Realty Capital VII, LLC (the "Sponsor"), as a result of which they are related parties, and each of which will receive compensation, fees and other expense reimbursements for services related to the IPO and the investment and management of the Company's assets. The Advisor, Property Manager and Dealer Manager will also receive fees during the Company's offering, acquisition, operational and liquidation stages.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2014, and for the period from April 24, 2014 (date of inception) to December 31, 2014, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2015. As the Company was formed on April 24, 2014, there is no consolidated statement of operations and comprehensive loss or consolidated statement of cash flows for the three months ended March 31, 2014. There have been no significant changes to Company's significant accounting policies other than the updates described below.
Recent Accounting Pronouncements
In May 2014, the FASB issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is not permitted under GAAP. The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. In April 2015, the FASB proposed a one-year delay of the revised guidance, although entities will be allowed to early adopt the guidance as of the original effective date. The Company has not yet selected a transition method and is currently evaluating the impact of this new guidance.
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not previously been issued. If the Company decides to early adopt the revised guidance in an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes the interim period. The Company is currently evaluating this impact of this new guidance.
Note 3 — Real Estate Investments
The Company owned one property as of March 31, 2015. On March 6, 2015, the Company, through a wholly owned subsidiary, completed the acquisition of the fee simple interest in a DaVita Dialysis Center located in Largo, Florida ("DaVita Bay Breeze"). The seller of DaVita Bay Breeze was R.H.C. Investments II, Inc., which had no preexisting relationship with the Company. The contract purchase price of DaVita Bay Breeze was $1.7 million and was funded with proceeds from the Company's ongoing IPO. The Company accounted for the purchase of DaVita Bay Breeze as a business combination and incurred acquisition related costs of approximately $48,000, which are reflected in the acquisition and transaction related line item on the accompanying consolidated statement of operations and comprehensive loss.
The following table presents the allocation of the assets acquired during the three months ended March 31, 2015:

	Three Months Ended
	March 31, 2015
(Dollar amounts in thousands)	Total Assets Acquired	Amortization Period
Real estate investment, at cost:
Land	$409
Building and improvements	1,103
Total tangible assets	1,512
Acquired intangible:
In-place lease	226	12.2
Market lease liability	(88)	27.2
Total intangible assets	138
Total assets acquired	1,650
Cash paid for acquired real estate investments	$1,650
Number of properties acquired	1

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

The following table presents unaudited proforma information as if the acquisition that was completed during the three months ended March 31, 2015 had been consummated on April 24, 2014 (date of inception). Additionally, the unaudited pro forma net loss was adjusted to reclassify acquisition and transaction related expenses of approximately $48,000 from the three months ended March 31, 2015 to the period from April 24, 2014 (date of inception) to December 31, 2014.

Three Months Ended
(In thousands)	March 31, 2015
Pro forma revenues (1)(2)	$40
Pro forma net loss (1)(2)	$(258)
Basic and diluted pro forma net loss per share	$(1.57)
_______________

(1)
For the three months ended March 31, 2015, aggregate revenues and net income derived from the Company's 2015 acquisition (for the Company's period of ownership) were approximately $11,000 and $5,000, respectively.

(2)
During the period from April 1, 2015 to May 5, 2015, the Company completed its acquisition of two properties. As of the date that these consolidated financial statements were available to be issued, the Company was still reviewing the financial information of these properties and, as such, it was impractical to include in these consolidated financial statements the pro forma effect of these acquisitions (see Note 10 — Subsequent Events).

The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter as of March 31, 2015. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Rent Payments
April 1, 2015 — December 31, 2015	$86
2016	117
2017	119
2018	121
2019	124
Thereafter	1,002
$1,569
The following table lists the tenant (including for this purpose, all affiliates of such tenant) whose annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income for all properties on a straight-line basis as of March 31, 2015:

Tenant	March 31, 2015
DaVita Healthcare Partners, Inc.	100%
The following table lists the state where the Company has a concentration of properties where annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis for all properties as of March 31, 2015:

State	March 31, 2015
Florida	100.0%
Note 4 — Common Stock
The Company had 0.7 million and 11,554 shares of common stock outstanding, including unvested restricted shares, and had received total gross proceeds of $16.2 million and $0.2 million as of March 31, 2015 and December 31, 2014, respectively.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

On January 29, 2015, the Company's board of directors authorized, and the Company declared, distributions payable to stockholders of record each day during the applicable period at a rate equal to $0.0042808219 per day. Distributions began to accrue on March 15, 2015. Distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
Share Repurchase Program
The Company's board of directors has adopted a Share Repurchase Program (“SRP”) that enables stockholders to sell their shares to the Company in limited circumstances. The SRP permits investors to sell their shares back to the Company after they have held them for at least one year, subject to significant conditions and limitations described below.
Prior to the time that the Company’s shares are listed on a national securities exchange and until the Company begins to calculate NAV, the repurchase price per share will depend on the length of time investors have held such shares as follows: after one year from the purchase date — the lower of $23.13 or 92.5% of the amount they actually paid for each share; after two years from the purchase date — the lower of $23.75 or 95% of the amount they actually paid for each share; after three years from the purchase date — the lower of $24.38 or 97.5% of the amount they actually paid for each share; and after four years from the purchase date — the lower of $25.00 or 100.0% of the amount they actually paid for each share (in each case, as adjusted for any stock distributions, combinations, splits and recapitalizations).
Once the Company begins to calculate NAV, the price per share that the Company will pay to repurchase the Company’s shares will be the Company's NAV per share of common stock for the quarter. Subject to limited exceptions, stockholders who redeem their shares of the Company's common stock within the first four months from the date of purchase will be subject to a short-term trading fee of 2% of the aggregate NAV per share of the shares of common stock received. Because the Company's NAV per share will be calculated quarterly, the repurchase price may fluctuate between the redemption request day and the date on which the Company pays redemption proceeds.
The Company is only authorized to repurchase shares pursuant to the SRP using the proceeds received from the DRIP and will limit the amount spent to repurchase shares in a given quarter to the amount of proceeds received from the DRIP in that same quarter. In addition, the board of directors may reject a request for redemption at any time. Due to these limitations, the Company cannot guarantee that it will be able to accommodate all repurchase requests. Purchases under the SRP by the Company will be limited in any calendar year to 5% of the weighted average number of shares outstanding on December 31 of the previous calendar year.
When a stockholder requests a repurchase and the repurchase is approved, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. At March 31, 2015, no shares had been redeemed.
The SRP will immediately terminate if the Company's shares are listed on any national securities exchange. In addition, our board of directors may amend, suspend (in whole or in part) or terminate the SRP at any time upon 30 days’ prior written notice to our stockholders. Further, our board of directors reserves the right, in its sole discretion, to reject any requests for repurchases.
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions will be paid with respect to shares purchased under the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the IPO. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying balance sheets in the period distributions are declared. There were no shares issued under the DRIP as of March 31, 2015.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 5 — Related Party Transactions and Arrangements
As of March 31, 2015 and December 31, 2014, American Realty Capital Healthcare III Special Limited Partnership, LLC (the "Special Limited Partner"), an entity controlled by the Sponsor, owned 8,888 shares of the Company's outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. As of March 31, 2015 and December 31, 2014, the Company had $1.9 million payable to affiliated entities, including $1.2 million related to funding the payment of regulatory filing fees, third party professional fees and other offering costs.
Fees Paid in Connection with the IPO
The Dealer Manager is paid fees and compensation in connection with the sale of the Company's common stock in the IPO. The Dealer Manager is paid a selling commission of up to 7.0% of the per share purchase price of the IPO proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager receives up to 3.0% of the gross proceeds from the sale of shares, before reallowance to participating broker-dealers, as a dealer manager fee. The Dealer Manager may reallow its dealer manager fee to such participating broker-dealers. A participating broker dealer may elect to receive a fee equal to 7.5% of the gross proceeds from the sale of shares (not including selling commissions and dealer manager fees) by such participating broker dealer, with 2.5% thereof paid at the time of such sale and 1.0% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. If this option is elected, the dealer manager fee will be reduced to 2.5% of gross proceeds (not including selling commissions and dealer manager fees). The following table details total selling commissions and dealer manager fees incurred from and due to the Dealer Manager as of and for the periods presented:

	Three Months Ended	Payable as of
(In thousands)	March 31, 2015	March 31, 2015	December 31, 2014
Total commissions and fees incurred from and due to the Dealer Manager	$1,214	$159	$—
The Advisor and its affiliates receive compensation and reimbursement for services relating to the IPO, including transfer agent services provided by an affiliate of the Dealer Manager. All offering costs incurred by the Company or its affiliated entities on behalf of the Company are charged to additional paid-in capital on the accompanying balance sheet as of March 31, 2015. The following table details reimbursable offering costs incurred from and due to the Advisor and Dealer Manager as of and for the periods presented:

	Three Months Ended	Payable as of
(In thousands)	March 31, 2015	March 31, 2015	December 31, 2014
Fees and expense reimbursements incurred from and due to the Advisor	$49	$67	$66
Fees and expense reimbursements incurred from and due to the Dealer Manager	317	409	619
Total fees and expense reimbursements incurred from and due to the Advisor and Dealer Manager	$366	$476	$685
The Company is responsible for offering and related costs from the IPO, excluding selling commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs, excluding selling commissions and dealer manager fees, in excess of the 2.0% cap as of the end of the IPO are the Advisor's responsibility. As of March 31, 2015, offering and related costs, excluding commissions and dealer manager fees, exceeded 2.0% of gross proceeds received from the IPO by $2.5 million due to the on-going nature of the offering process and that many expenses were incurred before the IPO commenced.
After the general escrow break, the Advisor caps cumulative offering costs for the IPO, including selling commissions and dealer manager fees, incurred by the Company, net of unpaid amounts, to 15.0% of gross common stock proceeds during the offering period of the IPO. As of March 31, 2015, cumulative offering costs were $4.0 million. As of March 31, 2015, cumulative offering costs, net of unpaid amounts, were less than 15.0% of gross common stock proceeds.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Fees and Participations Paid in Connection With the Operations of the Company
The Advisor receives an acquisition fee of 1.5% of the contract purchase price of each property acquired and 1.5% of the amount advanced for a loan or other investment. The Advisor is also reimbursed for services provided for which it incurs investment-related expense, or insourced expenses. Such insourced expenses may not exceed 0.5% of the contract purchase price of each acquired property and 0.5% of the amount advanced for a loan or other investment. Additionally, the Company reimburses the Advisor for third party acquisition expenses. The Company also reimburses the Advisor for legal expenses it, or its affiliates, incur in connection with the selection, evaluation and acquisition of assets, in an amount not to exceed 0.1% of the contract purchase price of each property or 0.1% of the amount advanced for each loan or other investment. Once the proceeds from the IPO have been fully invested, the aggregate amount of acquisition fees and any financing coordination fees (as described below) may not exceed 2.0% of the contract purchase price and the amount advanced for a loan or other investment for all the assets acquired. In no event will the total of all acquisition fees, acquisition expenses and any financing coordination fees payable with respect to a particular investment exceed 4.5% of the contract purchase price of the Company's portfolio to be measured at the close of the acquisition phase or 4.5% of the amount advanced for all loans or other investments.
If the Advisor provides services in connection with the origination or refinancing of any debt that the Company obtains and uses to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay the Advisor a financing coordination fee equal to 0.75% of the amount available and/or outstanding under such financing, subject to certain limitations. No financing coordination fees were incurred during the three months ended March 31, 2015.
For its asset management services, the Company pays the Advisor an asset management subordinated participation by causing the OP to issue (subject to periodic approval by the board of directors) to the Advisor performance-based restricted, forfeitable partnership units of the OP designated as "Class B Units." The Class B Units are intended to be profit interests and will vest, and no longer be subject to forfeiture, at such time as any one of the following events occur: (1) the termination of the advisory agreement by an affirmative vote of a majority of the Company's independent directors without cause; (2) a listing of the Company's common stock on a national securities exchange; or (3) a transaction to which the Company or the OP is a party, as a result of which OP Units or the Company's common stock are or will be exchanged for or converted into the right, or the holders of such securities will otherwise be entitled, to receive cash, securities or other property or any combination thereof; provided that the Advisor, pursuant to the advisory agreement, is providing services to the Company immediately prior to the occurrence of an event of the type described therein (the "performance condition"). Such Class B Units will be forfeited immediately if the advisory agreement is terminated for any reason other than a termination without cause.
When and if approved by the board of directors, the Class B Units are expected to be issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. The number of Class B Units issued in any quarter is an amount equal to: (i) the excess of (A) the product of (y) the cost of assets (or the lower of the cost of assets and the applicable quarterly NAV once the Company begins calculating NAV) multiplied by (z) 0.1875% over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the IPO price minus the selling commissions and dealer manager fees). The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. The Advisor will receive distributions on unvested Class B Units equal to the distribution received on the Company's common stock. Such distributions on issued Class B Units will be expensed in the consolidated statement of operations and comprehensive loss until the performance condition is considered probable to occur. No Class B Units have been approved by the Company's board of directors for issuance as of March 31, 2015.
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
The Dealer Manager and its affiliates also provide other general professional services. The Advisor pays general and administrative expenses on behalf of the Company, for which, the Company subsequently reimburses the Advisor. These fees and reimbursements are included in general and administrative expenses in the accompanying consolidated statement of operations and comprehensive loss.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

The following table details amounts incurred, forgiven and payable in connection with the Company's operations-related services described above as of and for the period presented.

	Three Months Ended March 31, 2015		Payable as of
(In thousands)	Incurred	Forgiven	March 31, 2015	December 31, 2014
One-time fees and reimbursements:
Acquisition fees	$25	$—	$—	—
Acquisition cost reimbursements	8	—	—	—
Ongoing fees and reimbursements:
Professional fees and reimbursements	65	—	65	—
Total related party operating fees and reimbursements	$98	$—	$65	—
The Company reimburses the Advisor's costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt, impairments or other similar non-cash expenses and excluding any gain from the sale of assets for that period (the "2%/25% Limitation"), unless the Company's independent directors determine that such excess was justified based on unusual and nonrecurring factors which they deem sufficient, in which case the excess amount may be reimbursed to the Advisor in subsequent periods. Additionally, the Company will reimburse the Advisor for personnel costs in connection with other services during the operational stage; however, the Company may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. No reimbursement was incurred from the Advisor for providing services during the three months ended March 31, 2015. For the period from April 24, 2014 (date of inception) to March 31, 2015, the Company's operating expenses exceeded the 2%/25% Limitation by $0.4 million. The Company's board of directors concluded that the expenses in excess of the 2%/25% Limitation were due to unusual and non-recurring factors caused by the Company's limited operating history and were, therefore, justified. No reimbursement of operating expenses in excess of the 2%/25% Limitation was made by the Advisor to the Company during the three months ended March 31, 2015.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to waive certain fees. If the Advisor waives certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor in cash. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs. No expenses were absorbed by the Advisor during the three months ended March 31, 2015.
Fees and Participations Paid in Connection with a Listing or the Liquidation of the Company's Real Estate Assets
The Company will pay the Advisor an annual subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholder's capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year. This fee will be payable only upon the sale of assets, distributions or other event which results in the return on stockholder's capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the three months ended March 31, 2015.
The Company will pay the Advisor a real estate commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services are provided in connection with the sale. No such fees were incurred during the three months ended March 31, 2015.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

The Company will pay the Special Limited Partner a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in the net sales proceeds unless investors have received a return of their capital plus a return equal to a 6.0% cumulative non-compounded annual return on their capital contributions. No participation in net sales proceeds was incurred during the three months ended March 31, 2015.
If the Company's shares of common stock are listed on a national securities exchange, the Special Limited Partner will receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the Company's market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Company cannot assure that it will provide this 6.0% annual return but the Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such distribution was incurred during the three months ended March 31, 2015. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in the net sales proceeds and the subordinated listing distribution.
Upon termination or non-renewal of the advisory agreement with the Advisor, with or without cause, the Special Limited Partner will be entitled to receive distributions from the OP equal to 15% of the amount by which the sum of the Company's market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, pre-tax, non-compounded annual return to investors. The Special Limited Partner may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs.
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
Note 7 — Equity-Based Compensation
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Restricted share awards entitle the recipient to receive common shares from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. The following table reflects restricted share award activity for the period presented:

	Number of Common Shares	Weighted-Average Issue Price
Unvested December 31, 2014	2,666	$22.50
Granted	—	—
Vested	—	—
Forfeitures	—	—
Unvested, March 31, 2015	2,666	$22.50
As of March 31, 2015, the Company had $0.1 million of unrecognized compensation cost related to unvested restricted stock award grants under the Company's RSP. That cost is expected to be recognized over a weighted average period of 4.4 years. The fair value of the restricted share is being expensed on a straight-line basis over the service period of five years. Compensation expense related to restricted stock was approximately $3,000 for the three months ended March 31, 2015. Compensation expense related to restricted stock is recorded as general and administrative expense in the accompanying consolidated statement of operations and comprehensive loss.
Note 8 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the three months ended March 31, 2015:

Three Months Ended
(In thousands)	March 31, 2015
Net loss	$(319)
Basic and diluted weighted average shares outstanding	164,258
Basic and diluted net loss per share	$(1.94)
The Company had the following potentially dilutive securities as of March 31, 2015, which were excluded from the calculation of diluted loss per share attributable to stockholders as the effect would have been antidilutive:

March 31, 2015
Unvested restricted stock	2,666
OP Units	90
Total potentially dilutive securities	2,756
Note 9 — Commitments and Contingencies
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. The Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 10 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:
Sales of Common Stock
As of April 30, 2015, the Company had 1.6 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP from total gross proceeds from the IPO and the DRIP of $38.9 million.
Total capital raised to date, including shares issued under the DRIP, is as follows:

Source of Capital (In thousands)	Inception to March 31, 2015	April 1, 2015 to April 30, 2015	Total
Common stock	$16,228	$22,690	$38,918
Acquisitions
The following table presents certain information about the properties that the Company acquired from April 1, 2015 to May 5, 2015:

	Number of Properties	Rentable Square Feet	Base Purchase Price (1)
			(In thousands)
Portfolio, March 31, 2015	1	7,247	$1,650
Acquisitions	2	23,920	7,475
Portfolio, May 5, 2015	3	31,167	$9,125
________________________
(1) Contract purchase price, excluding acquisition fees of $0.1 million and other acquisition related costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of American Realty Capital Healthcare Trust III, Inc. and the notes thereto. As used herein, the terms the "Company," "we," "our" and "us" refer to American Realty Capital Healthcare Trust III, Inc., a Maryland corporation, including, as required by context, American Realty Capital Healthcare III Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the "OP," and its subsidiaries. The Company is externally managed by American Realty Capital Healthcare III Advisors, LLC (our "Advisor"), a Delaware limited liability company. Capitalized terms used herein, but not otherwise defined, have the meaning ascribed to those terms in "Part I — Financial Information" included in the notes to the consolidated financial statements and contained herein.
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

•
We may fail to qualify, or continue to qualify, to be treated as a real estate investment trust for U.S. federal income tax purposes ("REIT"), which would result in higher taxes, may adversely affect our operations and would reduce the value of an investment in our common stock and the cash available for distributions.

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

•	We only owned one property as of March 31, 2015.
Overview
We were incorporated on April 24, 2014 as a Maryland corporation that intends to qualify as a REIT beginning with our taxable year ending December 31, 2015. On August 20, 2014, we commenced our ongoing IPO on a "reasonable best efforts" basis of up to 125.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, for total gross proceeds of up to $3.1 billion, pursuant to a registration statement on Form S-11 (File No. 333-196302) (as amended, the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. The Registration Statement also covers up to 26.3 million shares of common stock available pursuant to the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.
On February 11, 2015, we received and accepted aggregate subscriptions in excess of the minimum offering amount for the IPO of $2.0 million in shares of common stock, broke general escrow and issued shares to our initial investors, who were admitted as stockholders. As of March 31, 2015, we had 0.7 million shares of common stock outstanding, including unvested restricted shares, and had received total gross proceeds from the IPO of $16.2 million. Until the NAV pricing date (as described below) the per share purchase price in our IPO will be at $25.00 per share, subject to certain volume and other discounts, and shares issued under the DRIP will be equal to $23.75 per share, which is equal to 95% of the offering price in our IPO. Beginning with the NAV pricing date, the per share price for shares in our IPO and under the DRIP will vary quarterly and will be equal to our NAV, as determined by our Advisor, plus applicable commissions and fees in the case of our IPO. We reserve the right to reallocate shares covered in the Registration Statement between our IPO and the DRIP. The NAV pricing date means the date we first publish an estimated per share NAV, which will be on or prior to July 11, 2017, which is 150 days following the second anniversary of the date that we broke escrow in our IPO.
We were formed to primarily acquire a diversified portfolio of healthcare-related assets including medical office buildings ("MOB"), seniors housing communities and other healthcare-related facilities. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced real estate operations in March 2015. As of March 31, 2015, we owned one property consisting of 7,247 rentable square feet, which was 100.0% leased, with a remaining lease term of 12.2 years.

Substantially all of our business is conducted through our OP. We are the sole general partner and hold substantially all of the units of limited partner interests in the OP ("OP units"). Additionally, the Advisor contributed $2,020 to the OP in exchange for 90 OP units, which represents a nominal percentage of the aggregate OP ownership. A holder of limited partner interests has the right to convert OP units for the cash value of a corresponding number of shares of our common stock or, at our option, a corresponding number of shares of our common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interests in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
We have no direct employees. The Advisor has been retained to manage our affairs on a day-to-day basis. We also have retained American Realty Capital Healthcare III Properties, LLC (the "Property Manager") to serve as our property manager. Our Dealer Manager serves as the dealer manager of our IPO. The Advisor, the Property Manager and the Dealer Manager are under common control with the Parent of our Sponsor, American Realty Capital VII, LLC (the "Sponsor"), as a result of which they are related parties, and each of which will receive compensation, fees and other expense reimbursements for services related to our IPO and the investment and management of our assets. The Advisor, Property Manager and Dealer Manager will receive fees during our offering, acquisition, operational and liquidation stages.
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
Revenue Recognition
Our rental income is and will be primarily related to rent received from tenants in MOBs and triple-net leased healthcare facilities and from residents in seniors housing — operating properties ("SHOP") held using a structure permitted by the REIT Investment Diversification and Empowerment Act of 2007 ("RIDEA"). Rent from tenants in our MOB and triple-net leased healthcare facilities operating segments is recorded in accordance with the terms of each lease on a straight-line basis over the initial term of the lease. Because many of the leases provide for rental increases at specified intervals, accounting principles generally accepted in the United States ("GAAP") require us to record a receivable, and include in revenues on a straight-line basis, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation. Rental income from residents in our SHOP operating segment is recognized as earned. Residents pay monthly rent that covers occupancy of their unit and basic services, including utilities, meals and some housekeeping services. The terms of the rent are short term in nature, primarily month-to-month. We defer the revenue related to lease payments received from tenants and residents in advance of their due dates.
Cost recoveries from tenants are included in operating expense reimbursement in the period the related costs are incurred, as applicable.
Resident services and fee income relates to ancillary services performed for residents in our SHOPs. Fees for ancillary services are recorded in the period in which the services are performed.
We continually review receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, we record an increase in the allowance for uncollectible accounts or record a direct write-off of the receivable in the consolidated statement of operations and comprehensive income (loss).

Real Estate Investments
Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred.
We evaluate the inputs, processes and outputs of each asset acquired to determine if the transaction is a business combination or asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the consolidated statement of operations and comprehensive income (loss). If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized and subsequently amortized over the useful life of the acquired assets.
In business combinations, we allocate the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements. Intangible assets may include the value of in-place leases and above- and below-market leases. In addition, any assumed mortgages receivable or payable and any assumed or issued noncontrolling interests are recorded at their estimated fair values.
The fair value of the tangible assets of an acquired property with an in-place operating lease is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to the tangible assets based on the fair value of the tangible assets. The fair value of in-place leases is determined by considering estimates of carrying costs during the expected lease-up periods, current market conditions, as well as costs to execute similar leases. The fair value of above- or below-market leases is recorded based on the present value of the difference between the contractual amount to be paid pursuant to the in-place lease and our estimate of the fair market lease rate for the corresponding in-place lease, measured over the remaining term of the lease including any below-market fixed rate renewal options for below-market leases.
In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above- or below-market interest rates.
In allocating the fair value to non-controlling interests, amounts are recorded based on the fair value of units issued at the date of acquisition, as determined by the terms of the applicable agreement.
In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including real estate valuations prepared by independent valuation firms. We also consider information and other factors including market conditions, the industry that the tenant operates in, characteristics of the real estate, i.e. location, size, demographics, value and comparative rental rates, tenant credit profile and the importance of the location of the real estate to the operations of the tenant’s business.
We are required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the consolidated statement of operations and comprehensive income (loss) for all periods presented to the extent the disposal of a component represents a strategic shift that has or will have a major effect on our operations and financial results. Properties that are intended to be sold are to be designated as "held for sale" on the consolidated balance sheet at the lesser of the carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale. Properties are no longer depreciated when they are classified as held for sale.
Depreciation and Amortization
We are required to make subjective assessments as to the useful lives of the components of our real estate investments for purposes of determining the amount of depreciation to record on an annual basis. These assessments have a direct impact on our net income because if we were to shorten the expected useful lives of our real estate investments, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.
Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for fixtures and improvements, and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.
Capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining terms of the respective leases and expected below-market renewal option periods.
Capitalized above-market ground lease values are amortized as a reduction of property operating expense over the remaining terms of the respective leases. Capitalized below-market ground lease values are amortized as an increase to property operating expense over the remaining terms of the respective leases and expected below-market renewal option periods.
The value of in-place leases, exclusive of the value of above-market and below-market in-place leases, is amortized to expense over the remaining periods of the respective leases.

The assumed mortgage premiums or discounts are amortized as an increase or reduction to interest expense over the remaining term of the respective mortgages.
Impairment of Long Lived Assets
When circumstances indicate that the carrying value of a property may not be recoverable, we review the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is not permitted under GAAP. The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. In April 2015, the FASB proposed a one-year delay of the revised guidance, although entities will be allowed to early adopt the guidance as of the original effective date. We have not yet selected a transition method and are currently evaluating the impact of this new guidance.
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
In February 2015, the FASB amended the accounting for consolidation of certain legal entities. The amendments modify the evaluation of whether certain legal entities are variable interest entities ("VIEs") or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership and affect the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships). The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If we decide to early adopt the revised guidance in an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes the interim period. We have not yet selected a transition method and are currently evaluating the impact of this new guidance.
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not previously been issued. If we decide to early adopt the revised guidance in an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes the interim period. We are currently evaluating the impact of this new guidance.

Property
The following table presents certain additional information about the property we own as of March 31, 2015:

Property/Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy	Remaining lease Term	Base Purchase Price (1)
						(In thousands)
Medical Office Building:
DaVita Bay Breeze — Largo, FL	Mar. 2015	1	7,247	100.0%	12.2	$1,650
_______________
(1)    Contract purchase price, excluding acquisition related costs.
Results of Operations
We were incorporated on April 24, 2014. We purchased our first property and commenced our real estate operations in March 2015.
Rental Income
Rental income for the three months ended March 31, 2015 was approximately $9,000. As of March 31, 2015, we owned one property, which was 100.0% leased with annualized rental income of $0.1 million and a remaining lease term of 12.2 years.
Operating Expense Reimbursements and Property Operating Expenses
Operating expense reimbursements and property operating expenses were approximately $2,000 for the three months ended March 31, 2015. The lease to our tenant is net whereby the tenant is required to reimburse us for operating expenses, in addition to base rent.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses of approximately $48,000 for the three months ended March 31, 2015, related to our acquisition of one property with a purchase price of $1.7 million.
General and Administrative Expenses
General and administrative expenses for the three months ended March 31, 2015 of $0.3 million primarily included board member compensation, insurance expense and professional fees.
Depreciation and Amortization Expense
Depreciation and amortization expenses of approximately $4,000 for the three months ended March 31, 2015, related to our acquisition of one property with a contract purchase price of $1.7 million. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and liabilities and depreciated or amortized over their estimated useful lives.
Cash Flows for the Three Months Ended March 31, 2015
During the three months ended March 31, 2015, net cash used in operating activities was $0.1 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity as well as scheduled rent payments and the level of operating expenses. Cash flows used in operating activities during the three months ended March 31, 2015 included approximately $48,000 of acquisition and transaction related costs. Cash outflows related to a net loss adjusted for non-cash items of $0.3 million. These cash outflows were partially offset by an increase in accounts payable and accrued expenses of $0.2 million related to professional fees.
The net cash used in investing activities during the three months ended March 31, 2015 of $1.7 million related to our acquisition of one property with a contract purchase price of $1.7 million, exclusive of closing costs.
Net cash provided by financing activities of $11.9 million during the three months ended March 31, 2015 consisted primarily of proceeds from the sale of common stock of $14.1 million, which was partially offset by $2.3 million of payments for offering costs.
Liquidity and Capital Resources
As of March 31, 2015, we had cash of $10.3 million. We expect cash flows from operations and the sale of common stock to be used primarily to invest in real estate, pay debt service, pay operating expenses and pay stockholder distributions.

In February 2015, we had raised proceeds sufficient to break escrow in connection with our IPO. We received and accepted aggregate subscriptions in excess of the minimum $2.0 million, broke general escrow and issued shares of common stock to our initial investors, who were simultaneously admitted as stockholders. As of March 31, 2015, we had 0.7 million shares of common stock outstanding, including unvested restricted shares, and had received total gross proceeds from the IPO of $16.2 million. Proceeds from our IPO will be applied to the investment in properties and the payment or reimbursement of selling commissions and other fees and expenses related to our IPO. We will experience a relative increase in liquidity as we receive additional subscriptions for shares and a relative decrease in liquidity as we spend net offering proceeds in connection with the acquisition and operation of our properties or the payment of distributions.
We acquired our first property and commenced real estate operations in March 2015. As of March 31, 2015, we owned one property with a purchase price of $1.7 million. Our principal demands for cash will be for acquisition costs, including the purchase price of any properties, loans and securities we acquire, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations and distributions to our stockholders. Generally, we will fund our acquisitions from the net proceeds of our IPO. We intend to acquire our assets with cash and mortgage or other debt, but we also may acquire assets free and clear of permanent mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in OP Units, or any mix thereof.
We expect to fund our future short-term operating liquidity requirements through a combination of cash on hand, proceeds from our IPO, net cash provided by our current property operations and the operations of properties to be acquired in the future and secured mortgage financings. Once we have used all the proceeds from our IPO to acquire properties, management expects that cash flow from our properties will be sufficient to fund operating expenses and the payment of our monthly distributions. Other potential future sources of capital include proceeds from secured and unsecured financings from banks or other lenders, proceeds from public and private offerings, proceeds from the sale of properties and undistributed funds from operations.
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
We expect to utilize proceeds from our IPO and proceeds from secured financings to complete future property acquisitions. Specifically, we may incur mortgage debt and pledge all or some of our properties as security for that debt to obtain funds to acquire additional properties. We may borrow if we need funds to satisfy the REIT tax qualifications requirement that we generally distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP, determined without regard to the deduction for dividends paid and excluding net capital gain). We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT.
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
After the NAV pricing date, if our NAV exceeds $1.0 billion in the aggregate, we intend to maintain 5% of the overall value of our portfolio in liquid assets. However, our stockholders should not expect that we will maintain liquid assets at or above this level. To the extent that we maintain borrowing capacity under a line of credit, if a line of credit is ever obtained, such available amount will be included in calculating our liquid assets. Our Advisor will consider various factors in determining the amount of liquid assets we should maintain, including but not limited to our receipt of proceeds from sales of additional shares, our cash flow from operations, available borrowing capacity under a line of credit, if any, our receipt of proceeds from any asset sale, and the use of cash to fund repurchases. The board of directors will review the amount and sources of liquid assets on a quarterly basis.

Our board of directors has adopted a Share Repurchase Program ("SRP") that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. There are limits on the number of shares we may repurchase under this program during any 12-month period. Further, we are only authorized to repurchase shares using the proceeds secured from the DRIP in any given quarter. As of March 31, 2015, no shares of common stock have been repurchased or requested to be repurchased.
Acquisitions
As of May 5, 2015, we owned three properties with a contract price of $9.1 million. In accordance with the terms of the investment opportunity allocation agreement we have entered into with American Realty Capital Healthcare Trust II, Inc., we have been provisionally allocated MOB assets identified by our Advisor and its affiliates with an expected aggregate contract price of $21.0 million that are under contract or under executed letters of intent. Pursuant to the terms of the purchase and sale agreements and letters of intent, the obligation to close upon these acquisitions is subject to certain conditions customary to closing, including the successful completion of due diligence and fully negotiated binding agreements. There can be no assurance that we will complete these acquisitions. We intend to use proceeds raised from our IPO to fund acquisitions.
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
We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the "White Paper"). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of real estate and asset impairment writedowns, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT's policy described above.
The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or as expected by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may not be fully informative. Additionally, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indicators exist and if the carrying, or book, value exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, because impairments are based on estimated undiscounted future cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.
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

There have been changes in the accounting and reporting promulgations under GAAP that were put into effect in 2009 subsequent to the establishment of NAREIT's definition of FFO, such as the change to expense as incurred rather than capitalize and depreciate acquisition fees and expenses incurred for business combinations. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation, but have a limited and defined acquisition period. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association ("IPA"), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we continue to purchase a significant amount of new assets. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is stabilized. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our IPO has been completed and our portfolio has been stabilized. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry.
We define MFFO, a non-GAAP measure, consistent with the IPA's Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the "Practice Guideline") issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to straight line rents and amortization of above and below market intangible lease assets and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rental payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized.
Our MFFO calculation complies with the IPA's Practice Guideline described above. In calculating MFFO, we exclude acquisition and transaction-related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, straight-line rent receivables, amortization of mortgage premiums and discounts, gains or losses on the sale of investments and the adjustments of such items related to non-controlling interests. Under GAAP, acquisition and transaction-related fees and expenses are characterized as operating expenses in determining operating net income during the period in which the asset is acquired. These expenses are paid in cash by us, and therefore such funds will not be available to invest in other assets, pay operating expenses or fund distributions. MFFO that excludes such costs and expenses would only be comparable to that of non-listed REITs that have completed their acquisition activities and have similar operating characteristics as us. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives as items which are unrealized. We view both gains and losses from dispositions of assets and fair value adjustments of derivatives as items which are not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. While we are responsible for managing interest rate, hedge and foreign exchange risk, we will retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are not reflective of ongoing operations. The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to our investors.

We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, which have defined acquisition periods and targeted exit strategies, and allow us to evaluate our performance against other non-listed REITs. For example, acquisition and transaction-related costs may be funded from the proceeds of our IPO and other financing sources and not from operations. By excluding expensed acquisition and transaction-related costs, the use of MFFO provides information consistent with management's analysis of the operating performance of the properties.
Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way. Accordingly, comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure while an offering is ongoing such as our IPO where the price of a share of common stock is a stated value and there is no NAV determination during the offering phase, except to the extent we commence calculating NAV prior to the closing of our IPO.
Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.
The table below reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the period indicated:

Three Months Ended
(In thousands)	March 31, 2015
Net loss (in accordance with GAAP)	$(319)
Depreciation and amortization	4
FFO	(315)
Acquisition and transaction related	48
Amortization of market lease and other lease intangibles, net	(1)
Straight-line rent	(1)
MFFO	$(269)
Distributions
On January 29, 2015, our board of directors authorized, and we declared, distributions payable to stockholders of record each day during the applicable period at a rate equal to $0.0042808219 per day. Distributions began to accrue on March 15, 2015. Distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.
As of March 31, 2015, we had not paid any distributions. Our first distribution was paid on April 1, 2015 to stockholders of record at March 31, 2015.
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
Related-Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, whereby we have paid and/or may in the future pay certain fees or reimbursements to our Advisor, its affiliates and entities under common ownership with our Advisor in connection with items such as acquisition and financing activities, sales and maintenance of common stock under our IPO, transfer agency services, asset and property management services and reimbursement of operating and offering related costs. See Note 5 — Related Party Transactions and Arrangements of our financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related party transactions, agreements and fees.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or rates. As of March 31, 2015, we do not have any long-term debt, but anticipate incurring long-term debt in the future. In addition, as of March 31, 2015, we do not have any derivative financial instruments. Our interest rate risk management objectives with respect to our long-term debt will be to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps and collars in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not anticipate having any foreign operations and we do not expect to be exposed to foreign currency fluctuations.
Item 4. Controls and Procedures.
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of the end of such period, that our disclosure controls and procedures are effective.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to any material pending legal proceedings.
Item 1A. Risk Factors.
Our potential risks and uncertainties are presented in the section entitled "Item 1A. Risk Factors," disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. The following additional risk factors should be considered regarding our potential risks and uncertainties:
We rely significantly on one major tenant (including, for this purpose, all affiliates of such tenant) and therefore are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to such tenant.
As of March 31, 2015, the following one major tenant represented 5% or more of our consolidated annualized rental income on a straight-line basis including, for this purpose, all affiliates of such tenant:

Tenant	Percentage of Straight-line Rent
DaVita Healthcare Partners, Inc.	100%
Therefore, the financial failure this tenant could have a material adverse effect on our results of operations and our financial condition. In addition, the value of our investment is driven by the credit quality of the underlying tenant, and an adverse change in the tenant's financial condition or a decline in the credit rating of such tenant may result in a decline in the value of our investment.
Our property portfolio has a high concentration of properties located in one state. Our properties may be adversely affected by economic cycles and risks inherent to such state.
As of March 31, 2015, the following one state represented 5% or more of our consolidated annualized rental income on a straight-line basis:

State	Percentage of Straight-line Rent
Florida	100.0%
Any adverse situation that disproportionately affects the state listed above may have a magnified adverse effect on our portfolio. Real estate markets are subject to economic downturns, as they have been in the past, and we cannot predict how economic conditions will impact this market in both the short and long term. Declines in the economy or a decline in the real estate market in this state could hurt our financial performance and the value of our property. Factors that may negatively affect economic conditions in this state include:

•	business layoffs or downsizing;

•	industry slowdowns;

•	relocations of businesses;

•	changing demographics;

•	increased telecommuting and use of alternative work places;

•	infrastructure quality;

•	any oversupply of, or reduced demand for, real estate;

•	concessions or reduced rental rates under new leases for properties where tenants defaulted; and

•	increased insurance premiums.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
We did not sell any equity securities that were not registered under the Securities Act of 1933 during the three months ended March 31, 2015.

On August 20, 2014, we commenced our IPO on a "reasonable best efforts" basis of up to a maximum of $3.1 billion of common stock, consisting of up to 125.0 million shares, pursuant to the Registration Statement initially filed on May 28, 2014 with the SEC under the Securities Act of 1933, as amended. The Registration Statement, which was declared effective by the SEC on August 20, 2014, also covers 26.3 million shares of common stock pursuant to the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. As of March 31, 2015, we have issued 0.7 million shares of our common stock, including unvested restricted shares, and received $16.2 million of offering proceeds.
The following table reflects the offering costs associated with the issuance of common stock:

Three Months Ended
(In thousands)	March 31, 2015
Selling commissions and dealer manager fees	$1,214
Other offering costs	490
Total offering costs	$1,704
The Dealer Manager may reallow the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions reallowed related to the sale of shares of common stock:

Three Months Ended
(In thousands)	March 31, 2015
Selling commissions and dealer manager fees	$1,214
Less:
Commissions to participating broker-dealers	(720)
Reallowance to participating broker-dealers	(89)
Net to the Dealer Manager	$405
As of March 31, 2015, we have incurred $4.0 million of cumulative offering costs, including professional fees, fees paid to various regulatory agencies and other costs incurred in connection with registering and selling shares of our common stock. As of March 31, 2015, cumulative offering costs included $1.1 million of offering cost reimbursements incurred from the Advisor and Dealer Manager. We are obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by us in our IPO exceed 2.0% of gross offering proceeds in our IPO. As a result, these costs are only our liability to the extent aggregate selling commissions, the dealer manager fee and other organization and offering costs do not exceed 12.0% of the gross proceeds determined at the end of our IPO. However, during our IPO, the Advisor caps cumulative offering costs incurred by us, net of unpaid amounts, to 15.0% of gross common stock proceeds during the offering period. Cumulative offering costs, net of unpaid amounts, were less than 15.0% of gross proceeds at March 31, 2015.
We have used and expect to continue to use substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of income producing real estate properties, focusing predominantly on MOBs and healthcare-related facilities. We may also originate or acquire first mortgage loans secured by real estate. As of March 31, 2015, we have used the net proceeds from our IPO to purchase one property.
Our board of directors has adopted a SRP that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. There are limits on the number of shares we may repurchase under this program during any 12-month period. Further, we are only authorized to repurchase shares using the proceeds secured from the DRIP in any given quarter. As of March 31, 2015, no shares of common stock have been repurchased or requested to be repurchased.
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC.
By:	/s/ Thomas P. D'Arcy
Thomas P. D'Arcy
Chief Executive Officer, President and Secretary (Principal Executive Officer)

By:	/s/ Edward F. Lange, Jr.
Edward F. Lange, Jr.
Chief Financial Officer, Chief Operating Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Dated: May 13, 2015

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
4.2*	First Amendment to the Agreement of Limited Partnership of American Realty Capital Healthcare Trust III, L.P., dated as of May 13, 2015.
10.6*	Purchase and Sale Agreement, effective as of March 2, 2015, between American Realty Capital VII, LLC and R.H.C. Investments II, Inc.
10.7*	Purchase and Sale Agreement, effective as of March 2, 2015, among American Realty Capital Healthcare Trust II Operating Partnership, L.P., R.H.C. Investments I, Inc. and M.K. Acharya, M.D.
10.8*
First Amendment to Purchase and Sale Agreement, dated as of April 1, 2015, among American Realty Capital Healthcare Trust II Operating Partnership, L.P., R.H.C. Investments I, Inc. and M.K. Acharya, M.D.

10.9*	Second Amendment to Purchase and Sale Agreement, dated as of April 8, 2015, among American Realty Capital Healthcare III Operating Partnership, L.P., R.H.C. Investments I, Inc. and M.K. Acharya, M.D.
10.10*	Third Amendment to Purchase and Sale Agreement, dated as of April 17, 2015, among American Realty Capital Healthcare III Operating Partnership, L.P., R.H.C. Investments I, Inc. and M.K. Acharya, M.D.
10.11*	Fourth Amendment to Purchase and Sale Agreement, dated as of April 24, 2015, among American Realty Capital Healthcare III Operating Partnership, L.P., R.H.C. Investments I, Inc. and M.K. Acharya, M.D.
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Healthcare Trust III, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________
*     Filed herewith.