Form 10-Q
period 2015-06-30
American Realty Capital Healthcare Trust III, Inc.
filed 2015-08-12
CIK 1609234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As of July 31, 2015, the registrant had 4,302,019 shares of common stock outstanding.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of June 30, 2015 (Unaudited) and December 31, 2014	3
Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2015 and the Period from April 24, 2014 (date of inception) to June 30, 2014 (Unaudited)	4
Consolidated Statement of Stockholders' Equity (Deficit) for the Six Months Ended June 30, 2015 (Unaudited)	5
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 and for the Period from April 24, 2014 (date of inception) to June 30, 2014 (Unaudited)	6
Notes to Consolidated Financial Statements (Unaudited)	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	33

Item 4. Controls and Procedures	33

PART II - OTHER INFORMATION	34

Item 1. Legal Proceedings	34

Item 1A. Risk Factors	34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities	35

Item 3. Defaults Upon Senior Securities	36

Item 4. Mine Safety Disclosures	36

Item 5. Other Information	36

Item 6. Exhibits	36

Signatures	37

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$2,496	$—
Buildings and improvements	12,103	—
Acquired intangible lease assets	1,561	—
Total real estate investments, at cost	16,160	—
Less: accumulated depreciation and amortization	(79)	—
Total real estate investments, net	16,081	—
Cash	57,910	187
Receivable for sale of common stock	746	—
Prepaid expenses and other assets	375	59
Total assets	$75,112	$246

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable and accrued expenses (including $1,691 and $1,895 due to affiliates as of June 30, 2015 and December 31, 2014, respectively)	$2,101	$2,520
Market lease intangible liabilities, net	396	—
Distributions payable	388	—
Total liabilities	2,885	2,520

Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding as of June 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 3,470,377 and 11,554 shares of common stock issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	35	—
Additional paid-in capital	74,131	(2,094)
Accumulated deficit	(1,939)	(180)
Total stockholders' equity (deficit)	72,227	(2,274)
Total liabilities and stockholders' equity (deficit)	$75,112	$246

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended	Six Months Ended	For the Period from April 24, 2014 (date of inception) to
	June 30, 2015	June 30, 2015	June 30, 2014
Revenue:
Rental income	$161	$170	$—
Operating expense reimbursement	31	33	—
Total revenues	192	203	—

Expenses:
Property operating	34	36	—
Acquisition and transaction related	425	473	—
General and administrative	259	535	16
Depreciation and amortization	75	79	—
Total expenses	793	1,123	16
Operating loss	(601)	(920)	(16)
Net loss	$(601)	$(920)	$(16)
Comprehensive loss	$(601)	$(920)	$(16)

Basic and diluted weighted average shares outstanding	2,047,581	1,111,122	5,359
Basic and diluted net loss per share	$(0.29)	$(0.83)	$(2.99)
Distributions declared per share	$0.39	$0.46	N/A
_______________
N/A    Not Applicable

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Six Months Ended June 30, 2015
(In thousands except for share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance, December 31, 2014	11,554	$—	$(2,094)	$(180)	$(2,274)
Issuance of common stock	3,449,762	35	84,864	—	84,899
Common stock offering costs, commissions and dealer manager fees	—	—	(8,860)	—	(8,860)
Common stock issued through distribution reinvestment plan	9,061	—	215	—	215
Equity-based compensation	—	—	6	—	6
Distributions declared	—	—	—	(839)	(839)
Net loss	—	—	—	(920)	(920)
Balance, June 30, 2015	3,470,377	$35	$74,131	$(1,939)	$72,227

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended	For the Period from April 24, 2014 (date of inception) to
	June 30, 2015	June 30, 2014
Cash flows from operating activities:
Net loss	$(920)	$(16)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	79	—
Amortization of market lease intangibles	(6)	—
Equity-based compensation	6	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(66)	—
Accounts payable and accrued expenses	182	16
Net cash used in operating activities	(725)	—
Cash flows from investing activities:
Investment in real estate and other assets	(15,758)	—
Deposit for real estate acquisitions	(250)	—
Net cash used in investing activities	(16,008)	—
Cash flows from financing activities:
Proceeds from issuance of common stock	84,153	200
Payments of offering costs and fees related to common stock issuances	(9,462)	(678)
Distributions paid	(236)	—
Advances from affiliate	1	478
Net cash provided by financing activities	74,456	—
Net change in cash	57,723	—
Cash, beginning of period	187	—
Cash, end of period	$57,910	$—

Non-cash investing and financing activities:
Receivable for sale of common stock	$746	$—
Payable and accrued offering costs	627	288

Non-cash financing activities:
Common stock issued through distribution reinvestment plan	215	—

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 1 — Organization
American Realty Capital Healthcare Trust III, Inc. (including, as required by context, American Realty Capital Healthcare III Operating Partnership, L.P., and its subsidiaries, the "Company") was incorporated on April 24, 2014 as a Maryland corporation that intends to elect and qualify to be taxed as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with its taxable year ending December 31, 2015. On August 20, 2014, the Company commenced its ongoing initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 125.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, for total gross proceeds of up to $3.1 billion, pursuant to a registration statement on Form S-11 (File No. 333-196302) (as amended, the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. The Registration Statement also covers up to 26.3 million shares of common stock available pursuant to a distribution reinvestment plan (the "DRIP") under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.
On February 11, 2015, the Company received and accepted aggregate subscriptions in excess of the minimum offering amount for the IPO of $2.0 million in shares of common stock, broke general escrow and issued shares to its initial investors, who were admitted as stockholders of the Company. As of June 30, 2015, the Company had 3.5 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO of $85.3 million. Until the net asset value ("NAV") pricing date (as described below), the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and the purchase price for shares issued under the DRIP will be equal to $23.75 per share, which is equal to 95% of the offering price in the IPO. Beginning with the NAV pricing date, the per share price for shares in the IPO and under the DRIP will vary quarterly and will be equal to the Company’s per share NAV as determined by American Realty Capital Healthcare III Advisors, LLC (the “Advisor”), plus applicable commissions and fees, in the case of the IPO, and the per share purchase price in the DRIP will be equal to the NAV per share. The Company reserves the right to reallocate shares covered in the Registration Statement between the IPO and the DRIP. The NAV pricing date means the date that the Company first publishes an estimated per share NAV, which will be on or prior to July 11, 2017, which is 150 days following the second anniversary of the date that the Company broke escrow in the IPO.
The Company was formed to primarily acquire a diversified portfolio of healthcare-related assets including medical office buildings ("MOB"), seniors housing communities and other healthcare-related facilities. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. The Company purchased its first property and commenced real estate operations in March 2015. As of June 30, 2015, the Company owned four properties consisting of 49,343 rentable square feet.
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
The Company has no direct employees. The Advisor has been retained to manage the Company's affairs on a day-to-day basis. The Company also has retained American Realty Capital Healthcare III Properties, LLC (the "Property Manager") to serve as the Company's property manager. Realty Capital Securities, LLC (the "Dealer Manager") serves as the dealer manager of the IPO. The Advisor, the Property Manager and the Dealer Manager are under common control with AR Capital, LLC ("ARC"), the parent of the Company's sponsor, American Realty Capital VII, LLC (the "Sponsor"), as a result of which they are related parties, and each will receive compensation, fees and other expense reimbursements for services related to the IPO and the investment and management of the Company's assets. The Advisor, Property Manager and Dealer Manager will receive fees during the Company's offering, acquisition, operational and liquidation stages.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2014, and for the period from April 24, 2014 (date of inception) to December 31, 2014, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2015. As the Company was formed on April 24, 2014, there are no comparative consolidated statements of operations and comprehensive loss or consolidated statements of cash flows for the three and six months ended June 30, 2014, however, the Company included its consolidated statement of operations and comprehensive loss and consolidated statement of cash flows for the period from April 24, 2014 (date of inception) to June 30, 2014 in its Registration Statement. There have been no significant changes to the Company's significant accounting policies other than the updates described below.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance was to become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption was not permitted under GAAP. The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. In July 2015, the FASB deferred the effective date of the revised guidance by one year to annual reporting periods beginning after December 15, 2017, although entities will be allowed to early adopt the guidance as of the original effective date. The Company has not yet selected a transition method and is currently evaluating the impact of this new guidance.
In January 2015, the FASB issued updated guidance that eliminates from GAAP the concept of an event or transaction that is unusual in nature and occurs infrequently being treated as an extraordinary item. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Any amendments may be applied either prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company has assessed the potential impacts from future adoption of this revised guidance and has determined that there will be no impact to its financial position, results of operations and cash flows.
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 3 — Real Estate Investments
The Company owned four properties as of June 30, 2015. The Company focuses on investing in MOBs, seniors housing communities and other healthcare-related facilities primarily to expand and diversify its portfolio and revenue base. The rentable square feet or annualized straight-line rental income of DaVita Bay Breeze, RAI Clearwater, DaVita Hudson and Rockwall Medical Plaza (all defined below) represent 5% or more of the Company's total portfolio's rentable square feet or annualized straight-line rental income as of June 30, 2015.
On March 6, 2015, the Company, through a wholly owned subsidiary, completed the acquisition of the fee simple interest in a DaVita Dialysis Center located in Largo, Florida ("DaVita Bay Breeze"). The seller of DaVita Bay Breeze was R.H.C. Investments II, Inc., which had no preexisting relationship with the Company. The contract purchase price of DaVita Bay Breeze was $1.7 million and was funded with proceeds from the Company's ongoing IPO. The Company accounted for the purchase of DaVita Bay Breeze as a business combination and incurred acquisition related costs of approximately $48,000, which are reflected in the acquisition and transaction related line item on the accompanying consolidated statements of operations and comprehensive loss.
On April 20, 2015, the Company, through a wholly owned subsidiary, completed the acquisition of the fee simple interest in the RAI Care Center located in Clearwater, Florida ("RAI Clearwater"). The seller of RAI Clearwater was R.H.C. Investments I, Inc., which had no preexisting relationship with the Company. The contract purchase price of RAI Clearwater was $4.8 million and was funded with proceeds from the Company's ongoing IPO. The Company accounted for the purchase of DaVita Bay Breeze as a business combination and incurred acquisition related costs of $0.1 million, which are reflected in the acquisition and transaction related line item on the accompanying consolidated statements of operations and comprehensive loss.
On May 4, 2015, the Company, through a wholly owned subsidiary, completed the acquisition of the fee simple interest in a DaVita Dialysis Center located in Hudson, Florida ("DaVita Hudson"). The seller of DaVita Hudson was M.K. Acharya, M.D., who had no preexisting relationship with the Company. The contract purchase price of DaVita Hudson was $2.7 million and was funded with proceeds from the Company's ongoing IPO. The Company accounted for the purchase of DaVita Hudson as a business combination and incurred acquisition related costs of $0.1 million, which are reflected in the acquisition and transaction related line item on the accompanying consolidated statements of operations and comprehensive loss.
On June 11, 2015, the Company, through a wholly owned subsidiary, completed the acquisition of the fee simple interest in a medical office building located in Rockwall, Texas ("Rockwall Medical Plaza"). The seller of Rockwall Medical Plaza was Rockwall Medical Properties, L.P., which had no preexisting relationship with the Company. The contract purchase price of Rockwall Medical Plaza was $6.6 million and was funded with proceeds from the Company's ongoing IPO. The Company accounted for the purchase of Rockwall Medical Plaza as a business combination and incurred acquisition related costs of $0.2 million, which are reflected in the acquisition and transaction related line item on the accompanying consolidated statements of operations and comprehensive loss.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

The following table presents the allocation of the assets acquired during the six months ended June 30, 2015. There were no assets acquired or liabilities assumed during the period from April 24, 2014 (date of inception) to June 30, 2014.

Six Months Ended
(Dollar amounts in thousands)	June 30, 2015
Real estate investments, at cost:
Land	$2,496
Buildings and improvements	12,103
Total tangible assets	14,599
Acquired intangibles:
In-place leases (1)	1,561
Market lease liabilities (1)	(402)
Total assets acquired, net	15,758
Cash paid for acquired real estate investments	$15,758
Number of properties purchased	4
_______________

(1)
Weighted-average remaining amortization periods for in-place leases and market lease liabilities acquired during the six months ended June 30, 2015 were 8.5 and 14.9 years, respectively, as of as of each property's respective acquisition date.

The following table presents unaudited pro forma information as if the acquisitions that were completed during the six months ended June 30, 2015 had been consummated on April 24, 2014 (date of inception). Additionally, the unaudited pro forma net loss was adjusted to reclassify acquisition and transaction related expenses of $0.5 million from the six months ended June 30, 2015 to the period from April 24, 2014 (date of inception) to June 30, 2014.

	Six Months Ended	For the Period from April 24, 2014 (date of inception) to
(In thousands, except for per share information)	June 30, 2015	June 30, 2014
Pro forma revenues (1)(2)	$729	$274
Pro forma net loss (1)(2)	$(300)	$(401)
Basic and diluted pro forma net loss per share	$(0.27)	$(74.83)
_______________

(1)
For the six months ended June 30, 2015, aggregate revenues and net income derived from the Company's 2015 acquisitions (for the Company's period of ownership) were $0.2 million and $0.1 million, respectively.

(2)
During the period from July 1, 2015 to August 7, 2015, the Company completed its acquisition of two properties. As of the date that these consolidated financial statements were available to be issued, the Company was still reviewing the financial information of these properties and, as such, it was impractical to include in these consolidated financial statements the pro forma effect of these acquisitions (see Note 10 — Subsequent Events).

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter as of June 30, 2015. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Rent Payments
July 1, 2015 — December 31, 2015	$551
2016	1,105
2017	1,118
2018	1,129
2019	967
Thereafter	3,889
$8,759
The following table lists the tenants (including for this purpose, all affiliates of such tenant) whose annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income for all properties on a straight-line basis as of June 30, 2015. The Company did not own any properties and had no tenants whose annualized rental income on a straight-line basis represented 10% or more of total annualized rental income for all properties on a straight-line basis as of June 30, 2014.

Tenant	June 30, 2015
DaVita Healthcare Partners Inc.	21.7%
Fresenius Medical Care AG & Co.	15.6%
PedMed Rockwall, LLC	14.0%
Texas Health Resources	17.8%
Renal Hypertension Center	21.3%
The following table lists the states where the Company has a concentration of properties where annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis for all properties as of June 30, 2015. The Company did not own any properties and had no state concentrations as of June 30, 2014.

State	June 30, 2015
Florida	58.6%
Texas	41.4%
Note 4 — Common Stock
The Company had 3.5 million and 11,554 shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds of $85.3 million and $0.2 million as of June 30, 2015 and December 31, 2014, respectively.
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Prior to the time that the Company’s shares are listed on a national securities exchange and until the Company begins to calculate NAV, the repurchase price per share will depend on the length of time investors have held such shares as follows: after one year from the purchase date — the lower of $23.13 or 92.5% of the amount they actually paid for each share, and after two years from the purchase date — the lower of $23.75 or 95% of the amount they actually paid for each share (in each case, as adjusted for any stock distributions, combinations, splits and recapitalizations).
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
When a stockholder requests a repurchase and the repurchase is approved, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. At June 30, 2015, no shares had been redeemed.
The SRP will immediately terminate if the Company's shares are listed on any national securities exchange. In addition, our board of directors may amend, suspend (in whole or in part) or terminate the SRP at any time upon 30 days’ prior written notice to our stockholders. Further, our board of directors reserves the right, in its sole discretion, to reject any requests for repurchases.
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased under the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the IPO. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying balance sheets in the period distributions are declared. During the six months ended June 30, 2015, the Company issued 9,061 shares of common stock pursuant to the DRIP, with a value of $0.2 million and a par value of $0.01 per share.
Note 5 — Related Party Transactions and Arrangements
As of June 30, 2015 and December 31, 2014, American Realty Capital Healthcare III Special Limited Partnership, LLC (the "Special Limited Partner"), an entity controlled by the Sponsor, owned 8,888 shares of the Company's outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. As of June 30, 2015 and December 31, 2014, the Company had $1.7 million and $1.9 million, respectively, payable to affiliated entities, both of which include $1.2 million related to funding the payment of regulatory filing fees, third party professional fees and other offering costs.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

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

	Three Months Ended	Six Months Ended	For the Period from April 24, 2014 (date of inception) to	Payable as of
(In thousands)	June 30, 2015	June 30, 2015	June 30, 2014	June 30, 2015	December 31, 2014
Total commissions and fees incurred from and due to the Dealer Manager	$6,065	$7,279	$—	$62	$—
The Advisor and its affiliates receive compensation and reimbursement for services relating to the IPO, including transfer agent services provided by an affiliate of the Dealer Manager. All offering costs incurred by the Company or its affiliated entities on behalf of the Company are charged to additional paid-in capital on the accompanying balance sheet as of June 30, 2015. The following table details reimbursable offering costs incurred from and due to the Advisor and Dealer Manager as of and for the periods presented:

	Three Months Ended	Six Months Ended	For the Period from April 24, 2014 (date of inception) to	Payable as of
(In thousands)	June 30, 2015	June 30, 2015	June 30, 2014	June 30, 2015	December 31, 2014
Fees and expense reimbursements incurred from and due to the Advisor	$17	$61	$—	$12	$66
Fees and expense reimbursements incurred from and due to the Dealer Manager	495	817	—	373	619
Total fees and expense reimbursements incurred from and due to the Advisor and Dealer Manager	$512	$878	$—	$385	$685
The Company is responsible for offering and related costs from the IPO, excluding selling commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs, excluding selling commissions and dealer manager fees, in excess of the 2.0% cap as of the end of the IPO are the Advisor's responsibility. As of June 30, 2015, offering and related costs, excluding commissions and dealer manager fees, were lower than 2.0% of gross proceeds received from the IPO by $2.2 million.
After the general escrow break, the Advisor caps cumulative offering costs for the IPO, including selling commissions and dealer manager fees, incurred by the Company, net of unpaid amounts, to 15.0% of gross common stock proceeds during the offering period of the IPO. As of June 30, 2015, cumulative offering costs were $11.2 million. As of June 30, 2015, cumulative offering costs, net of unpaid amounts, were less than 15.0% of gross common stock proceeds.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Fees and Participations Paid in Connection With the Operations of the Company
The Advisor receives an acquisition fee of 1.5% of the contract purchase price of each property acquired and 1.5% of the amount advanced for a loan or other investment. The Advisor is also reimbursed for services provided for which it incurs investment-related expense, or insourced expenses. Such insourced expenses may not exceed 0.5% of the contract purchase price of each acquired property and 0.5% of the amount advanced for a loan or other investment. Additionally, the Company reimburses the Advisor for third party acquisition expenses. The Company also reimburses the Advisor for legal expenses it or its affiliates incur in connection with the selection, evaluation and acquisition of assets, in an amount not to exceed 0.1% of the contract purchase price of each property or 0.1% of the amount advanced for each loan or other investment. Once the proceeds from the IPO have been fully invested, the aggregate amount of acquisition fees and any financing coordination fees (as described below) may not exceed 2.0% of the contract purchase price and the amount advanced for a loan or other investment for all the assets acquired. In no event will the total of all acquisition fees, acquisition expenses and any financing coordination fees payable with respect to a particular investment exceed 4.5% of the contract purchase price of the Company's portfolio to be measured at the close of the acquisition phase or 4.5% of the amount advanced for all loans or other investments.
If the Advisor provides services in connection with the origination or refinancing of any debt that the Company obtains and uses to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay the Advisor a financing coordination fee equal to 0.75% of the amount available and/or outstanding under such financing, subject to certain limitations. No financing coordination fees were incurred during the three and six months ended June 30, 2015 or during the period from April 24, 2014 (date of inception) to June 30, 2014.
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
When and if approved by the board of directors, the Class B Units are expected to be issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. The number of Class B Units issued in any quarter is an amount equal to: (i) the excess of (A) the product of (y) 0.1875% multiplied by (z) the cost of the Company's assets (until the NAV pricing date, then the lower of the cost of assets and the fair value of the Company’s assets) over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the IPO price minus the selling commissions and dealer manager fees). The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. The Advisor will receive distributions on unvested Class B Units equal to the distribution received on the Company's common stock. Such distributions on issued Class B Units will be expensed in the consolidated statements of operations and comprehensive loss until the performance condition is considered probable to occur. As of June 30, 2015, the Company's board of directors had approved the issuance of 139 Class B Units to the Advisor in connection with this arrangement.
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

The Dealer Manager and its affiliates also provide other general professional services. The Advisor pays general and administrative expenses on behalf of the Company, for which, the Company subsequently reimburses the Advisor. These fees and reimbursements are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.
The following table details amounts incurred, forgiven and payable in connection with the Company's operations-related services described above as of and for the period presented.

	Three Months Ended		Six Months Ended		For the Period from April 24, 2014 (date of inception) to
	June 30, 2015		June 30, 2015		June 30, 2014		Payable as of
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	June 30, 2015	December 31, 2014
One-time fees and reimbursements:
Acquisition fees	$212	$—	$236	$—	$—	$—	$—	$—
Acquisition cost reimbursements	71	—	79	—	—	—	—	—
Ongoing fees and reimbursements:
Property management fees	—	3	—	3	—	—	—	—
Professional fees and reimbursements	131	—	196	—	—	—	33	—
Total related party operating fees and reimbursements	$414	$3	$511	$3	$—	$—	$33	$—
The Company reimburses the Advisor's costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt, impairments or other similar non-cash expenses and excluding any gain from the sale of assets for that period (the "2%/25% Limitation"), unless the Company's independent directors determine that such excess was justified based on unusual and nonrecurring factors which they deem sufficient, in which case the excess amount may be reimbursed to the Advisor in subsequent periods. Additionally, the Company will reimburse the Advisor for personnel costs in connection with other services during the operational stage; however, the Company may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. No reimbursement was incurred from the Advisor for providing such services during the three and six months ended June 30, 2015 or during the period from April 24, 2014 (date of inception) to June 30, 2014. For the four preceding fiscal quarters, the Company's operating expenses exceeded the 2%/25% Limitation by $0.6 million. The Company's board of directors concluded that the expenses in excess of the 2%/25% Limitation were due to unusual and non-recurring factors caused by the Company's limited operating history and were, therefore, justified. No reimbursement of operating expenses in excess of the 2%/25% Limitation was made by the Advisor to the Company during the three and six months ended June 30, 2015 or the period from April 24, 2014 (date of inception) to June 30, 2014.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to waive certain fees. If the Advisor waives certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor in cash. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs. No expenses were absorbed by the Advisor during the three and six months ended June 30, 2015 or the period from April 24, 2014 (date of inception) to June 30, 2014.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Fees and Participations Paid in Connection with a Listing or the Liquidation of the Company's Real Estate Assets
The Company will pay the Advisor an annual subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholder's capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year. This fee will be payable only upon the sale of assets, distributions or other event which results in the return on stockholder's capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the three and six months ended June 30, 2015 or the period from April 24, 2014 (date of inception) to June 30, 2014.
The Company will pay the Advisor a real estate commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and agents and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission. Real estate commissions will only be payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the three and six months ended June 30, 2015 or the period from April 24, 2014 (date of inception) to June 30, 2014.
The Company will pay the Special Limited Partner a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in the net sales proceeds unless investors have received a return of their capital plus a return equal to a 6.0% cumulative non-compounded annual return on their capital contributions. No participation in net sales proceeds was incurred during the three and six months ended June 30, 2015 or the period from April 24, 2014 (date of inception) to June 30, 2014.
If the Company's shares of common stock are listed on a national securities exchange, the Special Limited Partner will receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the Company's market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Company cannot assure that it will provide this 6.0% annual return but the Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such distribution was incurred during the three and six months ended June 30, 2015 or the period from April 24, 2014 (date of inception) to June 30, 2014. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in the net sales proceeds and the subordinated listing distribution.
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 7 — Equity-Based Compensation
Restricted Share Plan
The Company has an employee and director incentive restricted share plan (the "RSP"), which provides for the automatic grant of 1,333 restricted shares of common stock to each of the independent directors, without any further action by the Company's board of directors or the stockholders, after initial election to the board of directors and after each annual stockholder's meeting, with such shares vesting annually beginning with the one year anniversary of initial election to the board of directors and the date of the next annual meeting, respectively. Restricted stock issued to independent directors will vest over a five-year period in increments of 20.0% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company's directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The total number of common shares granted under the RSP may not exceed 5.0% of the Company's outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 6.3 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
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

	Number of Common Shares	Weighted-Average Issue Price
Unvested December 31, 2014	2,666	$22.50
Granted	—	—
Vested	—	—
Forfeitures	—	—
Unvested, June 30, 2015	2,666	$22.50
As of June 30, 2015, the Company had $0.1 million of unrecognized compensation cost related to unvested restricted stock award grants under the Company's RSP. That cost is expected to be recognized over a weighted average period of 4.1 years. The fair value of the restricted share is being expensed on a straight-line basis over the service period of five years. Compensation expense related to restricted stock was approximately $3,000 and $6,000 for the three and six months ended June 30, 2015, respectively. There were no restricted shares issued and therefore no compensation expense incurred for the period from April 24, 2014 (date of inception) to June 30, 2014. Compensation expense related to restricted stock is recorded as general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss.
Note 8 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the three and six months ended June 30, 2015 and for the period from April 24, 2014 (date of inception) to June 30, 2014:

	Three Months Ended	Six Months Ended	For the Period from April 24, 2014 (date of inception) to
(In thousands)	June 30, 2015	June 30, 2015	June 30, 2014
Net loss	$(601)	$(920)	$(16)
Basic and diluted weighted average shares outstanding	2,047,581	1,111,122	5,359
Basic and diluted net loss per share	$(0.29)	$(0.83)	$(2.99)

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

The Company had the following potentially dilutive securities as of June 30, 2015 and 2014, which were excluded from the calculation of diluted loss per share attributable to stockholders as the effect would have been antidilutive:

	June 30,
	2015	2014
Unvested restricted stock	2,666	—
OP Units	90	—
Class B units	139	—
Total potentially dilutive securities	2,895	—
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
Sales of Common Stock
As of July 31, 2015, the Company had 4.3 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, from total gross proceeds from the IPO and the DRIP of $105.8 million.
Total capital raised to date, including shares issued under the DRIP, is as follows:

Source of Capital (In thousands)	Inception to June 30, 2015	July 1, 2015 to July 31, 2015	Total
Common stock	$85,314	$20,479	$105,793
Acquisitions
The following table presents certain information about the properties that the Company acquired from July 1, 2015 to August 7, 2015:

	Number of Properties	Rentable Square Feet	Base Purchase Price (1)
			(In thousands)
Portfolio, June 30, 2015	4	49,343	$15,764
Acquisitions	2	45,870	10,650
Portfolio, August 7, 2015	6	95,213	$26,414
________________________
(1) Contract purchase price, excluding acquisition fees of $0.4 million and other acquisition related costs.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Sponsor Transactions
On August 6, 2015, ARC, the parent of the Sponsor, entered into a Transaction Agreement (the “Transaction Agreement”) with AMH Holdings (Cayman), L.P., a Cayman Islands exempted limited partnership (“AMH”), and an affiliate of Apollo Global Management, LLC (NYSE: APO) (together with its consolidated subsidiaries, “Apollo”), and a newly formed entity, AR Global Investments, LLC, a Delaware limited liability company (“AR Global”). The Transaction Agreement provides that ARC will transfer to AR Global substantially all of the assets of its ongoing asset management business (including equity interests in its subsidiaries). AMH will contribute money and other assets to AR Global. Following the consummation of the transaction contemplated by the Transaction Agreement, AMH will hold a 60% interest in AR Global and ARC will hold a 40% interest in AR Global. The business and affairs of AR Global will be overseen by a board of managers comprised of ten members, six of which will be appointed by AMH and four of which will be appointed by ARC. The Advisor and Property Manager are currently owned indirectly by ARC and following the transaction will be owned indirectly by AR Global.
Also on August 6, 2015, RCS Capital Corporation (“RCS Capital”), the parent of the Dealer Manager and a company under common control with ARC, announced that it had entered into an agreement with an affiliate of Apollo to sell RCS Capital’s Wholesale Distribution division, including the Dealer Manager, and certain related entities (collectively, the "Transactions"). Upon completion of the transaction, the Dealer Manager will continue to operate as a stand-alone entity within AR Global. The current management team of the Dealer Manager, which is led by William E. Dwyer III, will continue to operate the day-to-day functions of the business.
The Transactions are subject to customary closing conditions and are expected to close in 2015. Upon consummation of the Transactions, the Sponsor, Dealer Manager, Advisor and Property Manager are expected to continue to serve in their respective capacities to the Company. The Company’s independent directors unanimously endorsed the Transactions.
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

•	We only owned four properties as of June 30, 2015.
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
On February 11, 2015, we received and accepted aggregate subscriptions in excess of the minimum offering amount for the IPO of $2.0 million in shares of common stock, broke general escrow and issued shares to our initial investors, who were admitted as stockholders. As of June 30, 2015, we had 3.5 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO of $85.3 million. Until the NAV pricing date (as described below) the per share purchase price in our IPO will be at $25.00 per share, subject to certain volume and other discounts, and shares issued under the DRIP will be equal to $23.75 per share, which is equal to 95% of the offering price in our IPO. Beginning with the NAV pricing date, the per share price for shares in our IPO and under the DRIP will vary quarterly and will be equal to our NAV, as determined by our Advisor, plus applicable commissions and fees in the case of our IPO. We reserve the right to reallocate shares covered in the Registration Statement between our IPO and the DRIP. The NAV pricing date means the date we first publish an estimated per share NAV, which will be on or prior to July 11, 2017, which is 150 days following the second anniversary of the date that we broke escrow in our IPO.
We were formed to primarily acquire a diversified portfolio of healthcare-related assets including medical office buildings ("MOB"), seniors housing communities and other healthcare-related facilities. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced real estate operations in March 2015. As of June 30, 2015, we owned four properties consisting of 49,343 rentable square feet, which were 100.0% leased, with a weighted-average remaining lease term of 7.7 years.
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
We continually review receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, we record an increase in the allowance for uncollectible accounts or record a direct write-off of the receivable in the consolidated statements of operations and comprehensive loss.
Real Estate Investments
Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred.
We evaluate the inputs, processes and outputs of each asset acquired to determine if the transaction is a business combination or asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the consolidated statements of operations and comprehensive loss. If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized and subsequently amortized over the useful life of the acquired assets.
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
We are required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the consolidated statements of operations and comprehensive loss for all periods presented to the extent the disposal of a component represents a strategic shift that has or will have a major effect on our operations and financial results. Properties that are intended to be sold are to be designated as "held for sale" on the consolidated balance sheet at the lesser of the carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale. Properties are no longer depreciated when they are classified as held for sale.
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

Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance was to become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption was not permitted under GAAP. The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. In July 2015, the FASB deferred the effective date of the revised guidance by one year to annual reporting periods beginning after December 15, 2017, although entities will be allowed to early adopt the guidance as of the original effective date. We have not yet selected a transition method and are currently evaluating the impact of this new guidance.
In January 2015, the FASB issued updated guidance that eliminates from GAAP the concept of an event or transaction that is unusual in nature and occurs infrequently being treated as an extraordinary item. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Any amendments may be applied either prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We have assessed the potential impacts from future adoption of this revised guidance and has determined that there will be no impact to our financial position, results of operations and cash flows.
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
Properties
The following table includes information about the properties we own as of June 30, 2015:

Property/Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy	Remaining Lease Term	Base Purchase Price (1)
						(In thousands)
Medical Office Buildings:
DaVita Bay Breeze — Largo, FL	Mar. 2015	1	7,247	100.0%	12.0	$1,650
RAI Clearwater — Clearwater, FL	Apr. 2015	1	14,936	100.0%	9.5	4,750
DaVita Hudson — Hudson, FL	May 2015	1	8,984	100.0%	9.2	2,725
Rockwall Medical Plaza — Rockwall, TX	Jun. 2015	1	18,176	100.0%	4.8	6,639
Portfolio, June 30, 2015		4	49,343	100.0%	7.7	$15,764
_______________
(1)    Contract purchase price, excluding acquisition related costs.
Results of Operations
We were incorporated on April 24, 2014. We purchased our first property and commenced our real estate operations in March 2015. Accordingly, our results of operations for the three and six months ended June 30, 2015 as compared to the period from April 24, 2014 (date of inception) to June 30, 2014 reflect significant increases in most categories.

Comparison of the Three Months Ended June 30, 2015 to the Period from April 24, 2014 (date of inception) to June 30, 2014
Rental Income
Rental income for the three months ended June 30, 2015 was $0.2 million. As of June 30, 2015, we owned four properties, which were 100.0% leased with consolidated annualized rental income of $1.1 million and a weighted-average remaining lease term of 7.7 years. We did not own any properties during the period from April 24, 2014 (date of inception) to June 30, 2014 and therefore had no rental income during such period.
Operating expense reimbursements
Operating expense reimbursements were approximately $31,000 for the three months ended June 30, 2015. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are generally directly responsible for all operating costs of the respective properties. We did not own any properties during the period from April 24, 2014 (date of inception) to June 30, 2014 and therefore had no operating expense reimbursement income during such period.
Property Operating Expenses
Property operating expenses were approximately $34,000 for the three months ended June 30, 2015. These costs primarily relate to the costs associated with our properties, including real estate taxes, property insurance, utilities, repairs, maintenance and unaffiliated third party property management fees. We did not own any properties during the period from April 24, 2014 (date of inception) to June 30, 2014 and therefore had no property operating expenses during such period.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses of $0.4 million for the three months ended June 30, 2015 related to our acquisition of three properties with a contract purchase price of $14.1 million. We did not purchase any properties and therefore had no acquisition and transaction related expenses during the period from April 24, 2014 (date of inception) to June 30, 2014.
General and Administrative Expenses
General and administrative expenses of $0.3 million for the three months ended June 30, 2015 included audit and legal fees, board member compensation and insurance expense. General and administrative expenses of approximately $16,000 for the period from April 24, 2014 (date of inception) to June 30, 2014 included only audit fees.
Depreciation and Amortization Expense
Depreciation and amortization expenses of $0.1 million for the three months ended June 30, 2015 related to our acquisition of four properties during the six months ended June 30, 2015, with a contract purchase price of $15.8 million. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and liabilities and depreciated or amortized over their estimated useful lives. We did not own any properties during the period from April 24, 2014 (date of inception) to June 30, 2014 and therefore had no depreciation and amortization expense during such period.
Comparison of the Six Months Ended June 30, 2015 to the Period from April 24, 2014 (date of inception) to June 30, 2014
Rental Income
Rental income for the six months ended June 30, 2015 was $0.2 million. As of June 30, 2015, we owned four properties, which were 100.0% leased with consolidated annualized rental income of $1.1 million and a weighted-average remaining lease term of 7.7 years. We did not own any properties during the period from April 24, 2014 (date of inception) to June 30, 2014 and therefore had no rental income during such period.
Operating expense reimbursements
Operating expense reimbursements were approximately $33,000 for the six months ended June 30, 2015. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are generally directly responsible for all operating costs of the respective properties. We did not own any properties during the period from April 24, 2014 (date of inception) to June 30, 2014 and therefore had no operating expense reimbursement income during such period.
Property Operating Expenses
Property operating expenses were approximately $36,000 for the six months ended June 30, 2015. These costs primarily relate to the costs associated with our properties, including real estate taxes, property insurance, utilities, repairs, maintenance and unaffiliated third party property management fees. We did not own any properties during the period from April 24, 2014 (date of inception) to June 30, 2014 and therefore had no property operating expenses during such period.

Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses of $0.5 million for the six months ended June 30, 2015 related to our acquisition of four properties with a contract purchase price of $15.8 million. We did not purchase any properties and therefore had no acquisition and transaction related expenses during the period from April 24, 2014 (date of inception) to June 30, 2014.
General and Administrative Expenses
General and administrative expenses of $0.5 million for the six months ended June 30, 2015 included audit and legal fees, board member compensation and insurance expense. General and administrative expenses of approximately $16,000 for the period from April 24, 2014 (date of inception) to June 30, 2014 included only audit fees.
Depreciation and Amortization Expense
Depreciation and amortization expenses of $0.1 million for the six months ended June 30, 2015 related to our acquisition of four properties during the six months ended June 30, 2015, with a contract purchase price of $15.8 million. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and liabilities and depreciated or amortized over their estimated useful lives. We did not own any properties during the period from April 24, 2014 (date of inception) to June 30, 2014 and therefore had no depreciation and amortization expense during such period.
Cash Flows for the Six Months Ended June 30, 2015
During the six months ended June 30, 2015, net cash used in operating activities was $0.7 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity as well as scheduled rent payments and the level of operating expenses. Cash flows used in operating activities during the six months ended June 30, 2015 included $0.5 million of acquisition and transaction related costs. Cash outflows related to a net loss adjusted for non-cash items of $0.8 million (net loss of $0.9 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets and share based compensation of $0.1 million) and an increase in prepaid expenses and other assets of $0.1 million due to rent and other receivables. These cash outflows were partially offset by an increase in accounts payable and accrued expenses of $0.2 million related to professional fees and real estate taxes.
The net cash used in investing activities during the six months ended June 30, 2015 of $16.0 million related to our acquisition of four properties with a contract purchase price of $15.8 million, exclusive of closing costs. Net cash used in investing activities also included $0.3 million in deposits for a future potential real estate acquisition.
Net cash provided by financing activities of $74.5 million during the six months ended June 30, 2015 consisted primarily of proceeds from the sale of common stock of $84.2 million, which was partially offset by $9.5 million of payments for offering costs and $0.2 million of distributions paid to stockholders.
Cash flows for the Period from April 24, 2014 (date of inception) to June 30, 2014
During the period from April 24, 2014 (date of inception) to June 30, 2014, no net cash was provided by or used in operating activities, as our net loss of approximately $16,000 was offset by accounts payable and accrued expenses of $16,000, which related to professional fees.
During the period from April 24, 2014 (date of inception) to June 30, 2014, no net cash was provided by or used in financing activities. We had cash inflows of $0.2 million from proceeds from the issuance of common stock and $0.5 million from advances from affiliates, primarily to fund third party offering costs, offset by $0.7 million of payments related to offering costs.
Liquidity and Capital Resources
As of June 30, 2015, we had cash of $57.9 million. We expect cash flows from operations and the sale of common stock to be used primarily to invest in real estate, pay debt service, pay operating expenses and pay stockholder distributions.
In February 2015, we had raised proceeds sufficient to break escrow in connection with our IPO. We received and accepted aggregate subscriptions in excess of the minimum $2.0 million, broke general escrow and issued shares of common stock to our initial investors, who were simultaneously admitted as stockholders. As of June 30, 2015, we had 3.5 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO of $85.3 million. Proceeds from our IPO will be applied to the investment in properties and the payment or reimbursement of selling commissions and other fees and expenses related to our IPO. We will experience a relative increase in liquidity as we receive additional subscriptions for shares and a relative decrease in liquidity as we spend net offering proceeds in connection with the acquisition and operation of our properties or the payment of distributions.

We acquired our first property and commenced real estate operations in March 2015. As of June 30, 2015, we owned four properties with an aggregate purchase price of $15.8 million. Our principal demands for cash will be for acquisition costs, including the purchase price of any properties, loans and securities we acquire, improvement costs, the payment of our operating and administrative expenses and distributions to our stockholders. Generally, we will fund our acquisitions from the net proceeds of our IPO. We intend to acquire our assets with cash and mortgage or other debt, but we also may acquire assets free and clear of permanent mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in OP Units, or any mix thereof.
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
Our board of directors has adopted a Share Repurchase Program ("SRP") that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. There are limits on the number of shares we may repurchase under this program during any 12-month period. Further, we are only authorized to repurchase shares using the proceeds secured from the DRIP in any given quarter. As of June 30, 2015, no shares of common stock have been repurchased or requested to be repurchased.

Acquisitions
As of August 7, 2015, we owned six properties with a contract price of $26.4 million. In accordance with the terms of the investment opportunity allocation agreement we have entered into with Healthcare Trust, Inc., we have been provisionally allocated MOB assets identified by our Advisor and its affiliates with an expected aggregate contract price of $58.3 million that are under contract or under executed letters of intent. Pursuant to the terms of the purchase and sale agreements and letters of intent, the obligation to close upon these acquisitions is subject to certain conditions customary to closing, including the successful completion of due diligence and fully negotiated binding agreements. There can be no assurance that we will complete these acquisitions. We intend to use proceeds raised from our IPO to fund acquisitions.
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
The table below reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the periods indicated:

	Three Months Ended		Six Months Ended
(In thousands)	March 31, 2015	June 30, 2015	June 30, 2015
Net loss (in accordance with GAAP)	$(319)	$(601)	$(920)
Depreciation and amortization	4	75	79
FFO attributable to common stockholders	(315)	(526)	(841)
Acquisition and transaction related	48	425	473
Amortization of market lease intangibles	(1)	(5)	(6)
Straight-line rent	(1)	(5)	(6)
MFFO attributable to common stockholders	$(269)	$(111)	$(380)
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
During the six months ended June 30, 2015, distributions paid to common stockholders totaled $0.5 million, inclusive of $0.2 million of distributions reinvested through the DRIP. During the six months ended June 30, 2015, cash used to pay distributions was generated from offering proceeds from issuance of common stock and offering proceeds reinvested in common stock under the DRIP.

The following table shows the sources for the payment of distributions to common stockholders, including distributions on unvested restricted stock, excluding distributions related to unvested performance-based restricted, forfeitable partnership units of the OP designated as "Class B Units" as these distributions are recorded as expenses in the consolidated statements of operations and comprehensive loss, for the periods indicated:

	Three Months Ended				Six Months Ended
	March 31, 2015		June 30, 2015		June 30, 2015
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:
Distributions to stockholders	$—		$451		$451

Source of distribution coverage:
Cash flows provided by operations (1)	$—	—%	$—	—%	$—	—%
Offering proceeds from issuance of common stock	—	—%	236	52.3%	236	52.3%
Proceeds received from common stock issued under the DRIP	—	—%	215	47.7%	215	47.7%
Proceeds from financings	—	—%	—	—%	—	—%
Total source of distribution coverage	$—	—%	$451	100.0%	$451	100.0%

Cash flows used in operations (in accordance with GAAP) (1)	$(140)		$(585)		$(725)
Net loss attributed to stockholders (in accordance with GAAP)	$(319)		$(601)		$(920)
______________________________
(1) Cash flows used in operations for the three months ended March 31, 2015 and June 30, 2015 and the six months ended June 30, 2015 reflect acquisition and transaction related expenses of approximately $48,000, $0.4 million and $0.5 million, respectively.
For the six months ended June 30, 2015, cash flows used in operations were $0.7 million. As shown in the table above, we funded distributions with proceeds from our IPO as well as proceeds from our IPO which were reinvested in common stock issued under our DRIP. To the extent we pay distributions in excess of cash flows provided by operations, our stockholders' investment may be adversely impacted. Since inception, our cumulative distributions have exceeded our cumulative FFO. Distributions paid from sources other than our cash flows from operations, particularly from proceeds of our IPO, will result in us having fewer funds available for the acquisition of properties and other real estate-related investments and may dilute our stockholders' interests in us, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect our stockholders' overall return.

The following table compares cumulative distributions paid to cumulative net loss and cumulative cash flows provided by operations (in accordance with GAAP) for the period from April 24, 2014 (date of inception) through June 30, 2015:

For the Period from April 24, 2014 (date of inception) to
(In thousands)	June 30, 2015
Distributions paid:
Distributions to stockholders	$451

Reconciliation of net loss:
Revenues	$203
Acquisition and transaction related	(473)
Depreciation and amortization	(79)
Other operating expenses	(751)
Net loss (in accordance with GAAP) (1)	$(1,100)

Cash flow used in operations	$(879)

FFO attributable to common stockholders	$(1,021)
_____________________
(1) Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
Election as a REIT
We intend to elect and qualify to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ending December 31, 2015. We believe that, commencing with such taxable year, we will be organized and operating in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. In order to qualify and continue to qualify for taxation as a REIT, we must, among other things, distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP) determined without regard to the deduction for dividends paid and excluding net capital gains, and must comply with a number of other organizational and operational requirements. If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax on that portion of our REIT taxable income that we distribute to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and properties as well as federal income and excise taxes on our undistributed income.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or rates. As of June 30, 2015, we do not have any long-term debt, but anticipate incurring long-term debt in the future. In addition, as of June 30, 2015, we do not have any derivative financial instruments. Our interest rate risk management objectives with respect to our long-term debt will be to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps and collars in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not anticipate having any foreign operations and we do not expect to be exposed to foreign currency fluctuations.
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
Distributions paid from sources other than our cash flows from operations, particularly from proceeds of our IPO, result in us having fewer funds available for the acquisition of properties and other real estate-related investments and may dilute our stockholders' interests in us, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect our stockholders' overall return.
Our cash flows used in operations were $0.7 million for the six months ended June 30, 2015. During the six months ended June 30, 2015, we paid distributions of $0.5 million, of which $0.2 million, or 52.3%, was funded from offering proceeds from issuance of common stock and $0.2 million, or 47.7%, was funded from offering proceeds reinvested in common stock under the DRIP. During the six months ended June 30, 2015, cash flow from operations included an increase in accounts payable and accrued expenses of $0.2 million, as reflected on the statement of cash flows. Accordingly, if these accounts payable and accrued expenses had been paid during the six months ended June 30, 2015, there would have been $0.2 million less in cash flow from operations available to pay distributions. Using offering proceeds to pay distributions, especially if the distributions are not reinvested through our DRIP, reduces cash available for investment in assets or other purposes, and reduces our per share stockholders' equity. We may continue to use our remaining net offering proceeds to fund distributions.
We may not generate sufficient cash flows from operations to pay future distributions. If we do not generate sufficient cash flows from our operations and other sources, such as from borrowings, the sale of additional securities, advances from our Advisor, and our Advisor's deferral, suspension or waiver of its fees and expense reimbursements, to fund distributions, we may continue to use the remaining proceeds from our IPO. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time. Distributions made from our remaining offering proceeds are a return of capital to stockholders, from which we will have already paid offering expenses in connection with our IPO. We have not established any limit on the amount of proceeds from our IPO that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT.
Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets or the remaining proceeds of our IPO may affect our ability to generate additional operating cash flows. Funding distributions from the sale of additional securities could dilute each stockholder's interest in us if we sell shares of our common stock or securities that are convertible or exercisable into shares of our common stock to third-party investors. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability or affect the distributions payable to stockholders upon a liquidity event, any or all of which may have an adverse effect on an investment in our shares.
We rely significantly on six major tenants (including, for this purpose, all affiliates of such tenants) and therefore are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to such tenants.
As of June 30, 2015, the following six major tenants represented 5% or more of our consolidated annualized rental income on a straight-line basis including, for this purpose, all affiliates of such tenants:

Tenant	Percentage of Straight-line Rent
DaVita Healthcare Partners Inc.	21.7%
Fresenius Medical Care AG & Co.	15.6%
PedMed Rockwall, LLC	14.0%
Texas Health Resources	17.8%
Renal Hypertension Center	21.3%
Urology Clinics of North Texas, PLLC	9.6%

Therefore, the financial failure of these tenants could have a material adverse effect on our results of operations and our financial condition. In addition, the value of our investment is driven by the credit quality of the underlying tenants, and an adverse change in the tenant's financial condition or a decline in the credit rating of such tenant may result in a decline in the value of our investment.
Our property portfolio has a high concentration of properties located in two states. Our properties may be adversely affected by economic cycles and risks inherent to such states.
As of June 30, 2015, the following two states represented 5% or more of our consolidated annualized rental income on a straight-line basis:

State	Percentage of Straight-line Rent
Florida	58.6%
Texas	41.4%
Any adverse situation that disproportionately affects the states listed above may have a magnified adverse effect on our portfolio. Real estate markets are subject to economic downturns, as they have been in the past, and we cannot predict how economic conditions will impact this market in both the short and long term. Declines in the economy or a decline in the real estate market in this state could hurt our financial performance and the value of our property. Factors that may negatively affect economic conditions in this state include:

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
We did not sell any equity securities that were not registered under the Securities Act of 1933 during the six months ended June 30, 2015.
On August 20, 2014, we commenced our IPO on a "reasonable best efforts" basis of up to a maximum of $3.1 billion of common stock, consisting of up to 125.0 million shares, pursuant to the Registration Statement initially filed on May 28, 2014 with the SEC under the Securities Act of 1933, as amended. The Registration Statement, which was declared effective by the SEC on August 20, 2014, also covers 26.3 million shares of common stock pursuant to the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. As of June 30, 2015, we have issued 3.5 million shares of our common stock, including unvested restricted shares and shares issued pursuant to the DRIP, and received $85.3 million of offering proceeds.
The following table reflects the offering costs associated with the issuance of common stock:

Six Months Ended
(In thousands)	June 30, 2015
Selling commissions and dealer manager fees	$7,279
Other offering costs	1,581
Total offering costs	$8,860

The Dealer Manager may reallow the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions reallowed related to the sale of shares of common stock:

Six Months Ended
(In thousands)	June 30, 2015
Selling commissions and dealer manager fees	$7,279
Less:
Commissions to participating broker-dealers	(4,692)
Reallowance to participating broker-dealers	(801)
Net to the Dealer Manager	$1,786
As of June 30, 2015, we have incurred $11.2 million of cumulative offering costs in connection with registering and selling shares of our common stock. As of June 30, 2015, cumulative offering costs included $1.6 million of offering cost reimbursements incurred from the Advisor and Dealer Manager, excluding commissions and dealer manager fees. The Advisor elected to cap cumulative offering costs incurred by us, net of unpaid amounts, to 15.0% of gross common stock proceeds during the offering period. Cumulative offering costs, net of unpaid amounts, were less than 15.0% of gross proceeds at June 30, 2015. Cumulative offering proceeds from the sale of common stock exceeded cumulative offering costs by $74.1 million at June 30, 2015.
We have used and expect to continue to use substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of income producing real estate properties, focusing predominantly on MOBs and healthcare-related facilities. We may also originate or acquire first mortgage loans secured by real estate. As of June 30, 2015, we have used the net proceeds from our IPO to purchase four properties with an aggregate purchase price of $15.8 million. In connection with our acquisitions, we paid acquisition fees of $0.2 million and acquisition expense reimbursements of $0.1 million to our Advisor during the six months ended June 30, 2015. We did not assume or incur any debt and therefore did not incur any financing coordination fees during the six months ended June 30, 2015. We paid third-party acquisition expenses of $0.2 million during the six months ended June 30, 2015.
Our board of directors has adopted a SRP that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. There are limits on the number of shares we may repurchase under this program during any 12-month period. Further, we are only authorized to repurchase shares using the proceeds secured from the DRIP in any given quarter. As of June 30, 2015, no shares of common stock have been repurchased or requested to be repurchased.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On August 10, 2015, we, our Advisor and American Realty Capital Healthcare III Special Limited Partnership, LLC entered into an Amended and Restated Agreement of Limited Partnership, which amended and restated the existing agreement of limited partnership of the OP to provide for various changes including, among others, to clarify the calculation of the subordinated distribution amounts payable in the event the Company is listed on an exchange, in the event the advisory agreement is terminated or in the event of another liquidity event.
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
Edward F. Lange, Jr.
Chief Financial Officer, Chief Operating Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Dated: August 11, 2015

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
4.3*	Amended and restated agreement of limited partnership of American Realty Capital Healthcare Trust III Operating Partnership, L.P. dated as of August 10, 2015
10.12*	Agreement for purchase and sale of real property, dated April 28, 2015, by and between American Realty Capital VII, LLC and Rockwall Medical Properties, L.P.
10.13*	Agreement for purchase and sale of real property, dated June 9, 2015 by and between American Realty Capital VII, LLC and GCS Stemmer Properties, LLC
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Healthcare Trust III, Inc.'s Quarterly Report on Form 10-Q for the six months ended June 30, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________
*     Filed herewith.