Form 10-Q
period 2015-09-30
American Realty Capital Healthcare Trust III, Inc.
filed 2015-11-12
CIK 1609234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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
As of October 31, 2015, the registrant had 6,322,180 shares of common stock outstanding.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of September 30, 2015 (Unaudited) and December 31, 2014	3
Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended September 30, 2015 and 2014, Nine Months Ended September 30, 2015 and the Period from April 24, 2014 (date of inception) to September 30, 2014 (Unaudited)	4
Consolidated Statement of Stockholders' Equity (Deficit) for the Nine Months Ended September 30, 2015 (Unaudited)	5
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and for the Period from April 24, 2014 (date of inception) to September 30, 2014 (Unaudited)	6
Notes to Consolidated Financial Statements (Unaudited)	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3. Quantitative and Qualitative Disclosures About Market Risk	40

Item 4. Controls and Procedures	41

PART II - OTHER INFORMATION	42

Item 1. Legal Proceedings	42

Item 1A. Risk Factors	42

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities	43

Item 3. Defaults Upon Senior Securities	44

Item 4. Mine Safety Disclosures	44

Item 5. Other Information	45

Item 6. Exhibits	45

Signatures	46

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$7,192	$—
Buildings and improvements	57,073	—
Acquired intangible lease assets	10,017	—
Total real estate investments, at cost	74,282	—
Less: accumulated depreciation and amortization	(563)	—
Total real estate investments, net	73,719	—
Cash	48,330	187
Restricted cash	45	—
Receivable for sale of common stock	930	—
Prepaid expenses and other assets	1,420	59
Deferred costs, net	115	—
Total assets	$124,559	$246

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Mortgage note payable	$5,108	$—
Mortgage premium, net	166	—
Market lease intangible liabilities, net	1,393	—
Accounts payable and accrued expenses (including $314 and $1,895 due to related parties as of September 30, 2015 and December 31, 2014, respectively)	1,061	2,520
Deferred rent	289	—
Distributions payable	688	—
Total liabilities	8,705	2,520

Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding as of September 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 5,625,853 and 11,554 shares of common stock issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	56	—
Additional paid-in capital	121,115	(2,094)
Accumulated deficit	(5,317)	(180)
Total stockholders' equity (deficit)	115,854	(2,274)
Total liabilities and stockholders' equity (deficit)	$124,559	$246

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from April 24, 2014 (date of inception) to
	2015	2014	2015	September 30, 2014
Revenues:
Rental income	$1,025	$—	$1,195	$—
Operating expense reimbursements	140	—	173	—
Resident services and fee income	19	—	19	—
Total revenues	1,184	—	1,387	—

Expenses:
Property operating and maintenance	382	—	418	—
Operating fees to related party	15	—	15	—
Acquisition and transaction related	1,415	—	1,888	—
General and administrative	440	28	975	44
Depreciation and amortization	464	—	543	—
Total expenses	2,716	28	3,839	44
Operating loss	(1,532)	(28)	(2,452)	(44)
Other expense:
Interest expense	(25)	—	(25)	—
Total other expense	(25)	—	(25)	—
Loss before income taxes	(1,557)	(28)	(2,477)	(44)
Income tax expense	(4)	—	(4)	—
Net loss	$(1,561)	$(28)	$(2,481)	$(44)
Comprehensive loss	$(1,561)	$(28)	$(2,481)	$(44)

Basic and diluted weighted average shares outstanding	4,614,153	8,888	2,291,631	7,389
Basic and diluted net loss per share	$(0.34)	$(3.15)	$(1.08)	$(5.95)
Distributions declared per share	$0.39	N/A	$0.86	N/A
_______________
N/A        Not Applicable

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Nine Months Ended September 30, 2015
(In thousands except for share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance, December 31, 2014	11,554	$—	$(2,094)	$(180)	$(2,274)
Issuance of common stock	5,570,998	56	137,235	—	137,291
Common stock offering costs, commissions and dealer manager fees	—	—	(15,002)	—	(15,002)
Common stock issued through distribution reinvestment plan	41,656	—	989	—	989
Common stock repurchases	(1,021)	—	(25)	—	(25)
Equity-based compensation	2,666	—	12	—	12
Distributions declared	—	—	—	(2,656)	(2,656)
Net loss	—	—	—	(2,481)	(2,481)
Balance, September 30, 2015	5,625,853	$56	$121,115	$(5,317)	$115,854

The accompanying notes are an integral part of this unaudited consolidated financial statement.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended	For the Period from April 24, 2014 (date of inception) to
	September 30, 2015	September 30, 2014
Cash flows from operating activities:
Net loss	$(2,481)	$(44)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	543	—
Amortization of deferred financing costs	4	—
Amortization of mortgage premium	(6)	—
Amortization of market lease intangibles	(5)	—
Equity-based compensation	12	1
Changes in assets and liabilities:
Prepaid expenses and other assets	(486)	—
Accounts payable and accrued expenses	508	25
Deferred rent and other liabilities	289	—
Restricted cash	(45)	—
Net cash used in operating activities	(1,667)	(18)
Cash flows from investing activities:
Investments in real estate and other assets	(67,557)	—
Deposits paid for real estate acquisitions	(875)	—
Net cash used in investing activities	(68,432)	—
Cash flows from financing activities:
Payments of mortgage note payable	(16)	—
Payments of deferred financing costs	(119)	—
Proceeds from issuance of common stock	136,361	200
Payments of offering costs and fees related to common stock issuances	(15,795)	(994)
Distributions paid	(979)	—
Advances from (repayments to) related party	(1,210)	813
Net cash provided by financing activities	118,242	19
Net change in cash	48,143	1
Cash, beginning of period	187	—
Cash, end of period	$48,330	$1

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended	For the Period from April 24, 2014 (date of inception) to
	September 30, 2015	September 30, 2014
Supplemental disclosure of cash flow information:
Cash paid for interest	$27	$—

Non-cash investing and financing activities:
Receivable for sale of common stock	$930	$—
Payable and accrued offering costs	436	781
Unfulfilled repurchase requests included in accounts payable, accrued expenses and other liabilities	25	—
Assumption of mortgage note payable used to acquire investment in real estate	5,124	—
Premium on assumed mortgage note payable	172	—
Liabilities assumed in real estate acquisitions	11	—
Common stock issued through distribution reinvestment plan	989	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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
On February 11, 2015, the Company received and accepted aggregate subscriptions in excess of the minimum offering amount for the IPO of $2.0 million in shares of common stock, broke general escrow and issued shares to its initial investors, who were admitted as stockholders of the Company. As of September 30, 2015, the Company had 5.6 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO of $138.5 million. Until the net asset value ("NAV") pricing date (as described below), the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and the purchase price for shares issued under the DRIP will be equal to $23.75 per share, which is equal to 95% of the offering price in the IPO. Beginning with the NAV pricing date, the per share price for shares in the IPO and under the DRIP will vary quarterly and will be equal to the Company’s per share NAV as determined by American Realty Capital Healthcare III Advisors, LLC (the “Advisor”), plus applicable commissions and fees, in the case of the IPO, and the per share purchase price in the DRIP will be equal to the NAV per share. The Company reserves the right to reallocate shares covered in the Registration Statement between the IPO and the DRIP. The NAV pricing date means the date that the Company first publishes an estimated per share NAV, which will be on or prior to July 11, 2017, which is 150 days following the second anniversary of the date that the Company broke escrow in the IPO.
The Company was formed to primarily acquire a diversified portfolio of healthcare-related assets including medical office buildings ("MOB"), seniors housing communities and other healthcare-related facilities for investment purposes. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. The Company purchased its first property and commenced real estate operations in March 2015. As of September 30, 2015, the Company owned 13 properties located in 7 states and comprised of 273,620 rentable square feet.
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
The Company has no direct employees. The Advisor has been retained to manage the Company's affairs on a day-to-day basis. The Company also has retained American Realty Capital Healthcare III Properties, LLC (the "Property Manager") to serve as the Company's property manager. Realty Capital Securities, LLC (the "Dealer Manager") serves as the dealer manager of the IPO. The Advisor, the Property Manager and the Dealer Manager are under common control with AR Capital, LLC ("ARC"), the parent of the Company's sponsor, American Realty Capital VII, LLC (the "Sponsor"), as a result of which they are related parties, and each will receive compensation, fees and other expense reimbursements from the Company for services related to the IPO and the investment and management of the Company's assets. The Advisor, Property Manager and Dealer Manager will receive fees during the Company's offering, acquisition, operational and liquidation stages.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 2 — Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2014, and for the period from April 24, 2014 (date of inception) to December 31, 2014, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2015. As the Company was formed on April 24, 2014, there are no comparative consolidated statements of operations and comprehensive loss or consolidated statements of cash flows for the nine months ended September 30, 2014. There have been no significant changes to the Company's significant accounting policies during the nine months ended September 30, 2015 other than the updates described below.
Reclassifications
The Company has reclassified $0.1 million from cash flows from operating activities to cash flows from financing activities within the unaudited consolidated statement of cash flows for the period from April 24, 2014 (date of inception) to September 30, 2015 to conform with the current year presentation.
Revenue Recognition
The Company's rental income is primarily related to rent received from tenants in MOBs and other healthcare-related facilities and from residents in seniors housing — operating properties ("SHOP") held using a structure permitted by the REIT Investment Diversification and Empowerment Act of 2007 ("RIDEA"). Rent from tenants is recorded in accordance with the terms of each lease on a straight-line basis over the initial term of the lease. Because many of the leases provide for rental increases at specified intervals, GAAP requires the Company to record a receivable, and include in revenues on a straight-line basis, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation. Rental income from residents in the Company's SHOPs is recognized as earned. Residents pay monthly rent that covers occupancy of their unit and basic services, including utilities, meals and some housekeeping services. The terms of the rent are short term in nature, primarily month-to-month. The Company defers the revenue related to lease payments received from tenants and residents in advance of their due dates.
The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company records an increase in the allowance for uncollectible accounts or records a direct write-off of the receivable in the consolidated statements of operations.
Cost recoveries from tenants are included in operating expense reimbursement in the period the related costs are incurred, as applicable.
Resident services and fee income relates to ancillary services performed for residents in the Company's SHOPs. Fees for ancillary services are recorded in the period in which the services are performed.
Reportable Segments
The Company has determined that it has three reportable segments, with activities related to investing in MOBs, triple-net leased healthcare facilities, and SHOPs. Management evaluates the operating performance of the Company's investments in real estate and SHOPs on an individual property level.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

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
In January 2015, the FASB issued updated guidance that eliminates from GAAP the concept of an event or transaction that is unusual in nature and occurs infrequently being treated as an extraordinary item. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Any amendments may be applied either prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company has elected to adopt this new guidance as of September 30, 2015. The Company has assessed the impact from the adoption of this revised guidance and has determined that there is no impact to its financial position, results of operations and cash flows.
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
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendment requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB added that, for line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not previously been issued. If the Company decides to early adopt the revised guidance in an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes the interim period. The Company is currently evaluating the impact of this new guidance.
In September 2015, the FASB issued an update that eliminates the requirement to adjust provisional amounts from a business combination and the related impact on earnings by restating prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of measurement period adjustments on current and prior periods, including the prior period impact on depreciation, amortization and other income statement items and their related tax effects, shall be recognized in the period the adjustment amount is determined. The cumulative adjustment would be reflected within the respective financial statement line items affected. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company has elected to adopt this new guidance as of September 30, 2015. The adoption of this guidance had no impact on the Company’s consolidated financial position, results of operations or cash flows.
Note 3 — Real Estate Investments
The Company owned 13 properties as of September 30, 2015. The Company focuses on investing in MOBs, seniors housing communities and other healthcare-related facilities primarily to expand and diversify its portfolio and revenue base. The rentable square feet or annualized straight-line rental income of the following acquisitions represent 5% or more of the Company's total portfolio rentable square feet or annualized straight-line rental income as of September 30, 2015:

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

On April 20, 2015, the Company, through a wholly owned subsidiary, completed the acquisition of the fee simple interest in a medical office building located in Clearwater, Florida ("RAI Clearwater"). The seller of RAI Clearwater was R.H.C. Investments I, Inc., which had no preexisting relationship with the Company. The contract purchase price of RAI Clearwater was $4.8 million and was funded with proceeds from the Company's ongoing IPO. The Company accounted for the purchase of RAI Clearwater as a business combination and incurred acquisition related costs of $0.1 million, which are reflected in the acquisition and transaction related line item on the accompanying unaudited consolidated statements of operations and comprehensive loss.
On June 11, 2015, the Company, through a wholly owned subsidiary, completed the acquisition of the fee simple interest in a medical office building located in Rockwall, Texas ("Rockwall Medical Plaza"). The seller of Rockwall Medical Plaza was Rockwall Medical Properties, L.P., which had no preexisting relationship with the Company. The contract purchase price of Rockwall Medical Plaza was $6.6 million and was funded with proceeds from the Company's ongoing IPO. The Company accounted for the purchase of Rockwall Medical Plaza as a business combination and incurred acquisition related costs of $0.2 million, which are reflected in the acquisition and transaction related line item on the accompanying unaudited consolidated statements of operations and comprehensive loss.
On July 24, 2015, the Company, through a wholly owned subsidiary, completed the acquisition of the fee simple interest in a medical office building and a leasehold interest in an adjacent parking lot located in Decatur, Georgia ("Decatur Medical Office Building"). The seller of Decatur Medical Office Building was GCS Stemmer Properties, LLC, which had no preexisting relationship with the Company. The contract purchase price of Decatur Medical Office Building was $5.1 million and was funded with proceeds from the Company's ongoing IPO. The Company accounted for the purchase of Decatur Medical Office Building as a business combination and incurred acquisition related costs of $0.1 million, which are reflected in the acquisition and transaction related line item on the accompanying unaudited consolidated statements of operations and comprehensive loss.
On August 3, 2015, the Company, through a wholly owned subsidiary, completed the acquisition of the fee simple interest in a medical office building located in Cleveland, Ohio ("Buckeye Health Center"). The seller of Buckeye Health Center was 200 E. 18th LLC, which had no preexisting relationship with the Company. The contract purchase price of Buckeye Health Center was $5.6 million and was funded with proceeds from the Company's ongoing IPO. The Company accounted for the purchase of Buckeye Health Center as a business combination and incurred acquisition related costs of $0.1 million, which are reflected in the acquisition and transaction related line item on the accompanying unaudited consolidated statements of operations and comprehensive loss.
On August 14, 2015, the Company, through a wholly owned subsidiary, completed the acquisition of the fee simple interest in two adjacent medical office buildings located in Lawrenceville, Georgia ("Philip Professional Center"). The seller of Philip Professional Center was ICM VI – Philip Centre, LP, which had no preexisting relationship with the Company. The contract purchase price of Philip Professional Center was $9.0 million and was funded with $3.9 million in proceeds from the Company's ongoing IPO and the assumption of $5.1 million in existing mortgage debt. The Company accounted for the purchase of Philip Professional Center as a business combination and incurred acquisition related costs of $0.2 million, which are reflected in the acquisition and transaction related line item on the accompanying unaudited consolidated statements of operations and comprehensive loss.
On August 21, 2015, the Company, through a wholly owned subsidiary, completed the acquisition of the fee simple interest in a seniors housing community located in Collinsville, Illinois ("Cedarhurst of Collinsville"). The seller of Cedarhurst of Collinsville was Cedarhurst of Collinsville, LLC, which had no preexisting relationship with the Company. The contract purchase price of Cedarhurst of Collinsville was $11.6 million and was funded with proceeds from the Company's ongoing IPO. The Company accounted for the purchase of Cedarhurst of Collinsville as a business combination and incurred acquisition related costs of $0.3 million, which are reflected in the acquisition and transaction related line item on the accompanying unaudited consolidated statements of operations and comprehensive loss.
On August 25, 2015, the Company, through a wholly owned subsidiary, completed the acquisition of the fee simple interest in a seniors housing community located in Richmond, Kentucky ("Arcadian Cove Assisted Living"). The sellers of Arcadian Cove Assisted Living were Arcadian Cove, LLC and Arcadian Assisted Living, LLC, neither of which had any preexisting relationship with the Company. The contract purchase price of Arcadian Cove Assisted Living was $4.8 million and was funded with proceeds from the Company's ongoing IPO. The Company accounted for the purchase of Arcadian Cove Assisted Living as a business combination and incurred acquisition related costs of $0.2 million, which are reflected in the acquisition and transaction related line item on the accompanying unaudited consolidated statements of operations and comprehensive loss.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

On September 11, 2015, the Company, through a wholly owned subsidiary, completed the acquisition of the fee simple interest in a medical office building located in Woodbury, Minnesota ("Woodlake Office Center"). The seller of Woodlake Office Center was Kraus-Anderson, Incorporated, which had no preexisting relationship with the Company. The contract purchase price of Woodlake Office Center was $14.9 million and was funded with proceeds from the Company's ongoing IPO. The Company accounted for the purchase of Woodlake Office Center as a business combination and incurred acquisition related costs of $0.3 million, which are reflected in the acquisition and transaction related line item on the accompanying unaudited consolidated statements of operations and comprehensive loss.
The following table presents the allocation of the assets acquired during the nine months ended September 30, 2015. There were no assets acquired or liabilities assumed during the period from April 24, 2014 (date of inception) to September 30, 2014.

Nine Months Ended
(Dollar amounts in thousands)	September 30, 2015
Real estate investments, at cost:
Land	$7,192
Buildings, fixtures and improvements	57,073
Total tangible assets	64,265
Acquired intangibles:
In-place leases (1)	8,655
Market lease assets (1)	1,362
Market lease liabilities (1)	(1,418)
Total assets acquired, net	72,864
Mortgage note payable assumed to acquire real estate investment	(5,124)
Premium on mortgage assumed	(172)
Other liabilities assumed	(11)
Cash paid for acquired real estate investments	$67,557
Number of properties purchased	13
_______________

(1)
Weighted-average remaining amortization periods for in-place leases, market lease assets and market lease liabilities acquired during the nine months ended September 30, 2015 were 7.4, 11.0 and 16.7 years, respectively, as of each property's respective acquisition date.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

The following table presents unaudited pro forma information as if the acquisitions that were completed during the nine months ended September 30, 2015 had been consummated on April 24, 2014 (date of inception). Additionally, the unaudited pro forma net income (loss) was adjusted to reclassify acquisition and transaction related expenses of $1.9 million from the nine months ended September 30, 2015 to the period from April 24, 2014 (date of inception) to September 30, 2014.

	Nine Months Ended	For the Period from April 24, 2014 (date of inception) to
(In thousands, except for per share information)	September 30, 2015	September 30, 2014
Pro forma revenues (1)(2)	$6,562	$3,846
Pro forma net income (loss) (1)(2)	$334	$(1,156)
Basic weighted average shares outstanding	2,291,631	7,389
Basic pro forma net income (loss) per share	$0.15	$(156.45)
Diluted weighted average shares outstanding	2,295,078	7,389
Diluted pro forma net income (loss) per share	$0.10	$(156.45)
_______________

(1)
For the nine months ended September 30, 2015, aggregate revenues and net income derived from the Company's 2015 acquisitions (for the Company's period of ownership) were $1.4 million and $0.4 million, respectively.

(2)
During the period from October 1, 2015 to November 6, 2015, the Company completed its acquisition of two properties. As of the date that these unaudited consolidated financial statements were available to be issued, the Company was still reviewing the financial information of these properties and, as such, it was impractical to include in these unaudited consolidated financial statements the pro forma effect of these acquisitions (see Note 13 — Subsequent Events).

The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter as of September 30, 2015. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Rent Payments
October 1, 2015 — December 31, 2015	$1,183
2016	4,760
2017	4,833
2018	4,905
2019	4,748
Thereafter	23,375
$43,804
The following table lists the tenants (including for this purpose, all affiliates of such tenant) whose annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income for all properties on a straight-line basis as of September 30, 2015. The Company did not own any properties and had no tenant concentrations as of September 30, 2014.

Tenant	September 30, 2015
Summit Orthopedics, Ltd.	14.2%
United States of America	11.3%

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

The following table lists the states where the Company has a concentration of properties where annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis as of September 30, 2015. The Company did not own any properties and had no state concentrations as of September 30, 2014.

State	September 30, 2015
Georgia	19.2%
Illinois	40.6%
Minnesota	14.2%
Note 4 — Mortgage Note Payable
The following table reflects the Company's mortgage note payable as of September 30, 2015. The Company had no mortgage notes payable as of December 31, 2014.

	Encumbered Properties	Outstanding Loan Amount as of	Effective Interest Rate	Interest Rate
Portfolio		September 30, 2015			Maturity
		(In thousands)
Philip Professional Center — Lawrenceville, GA	2	$5,108	4.0%	Fixed	Oct. 2019
Real estate investment, at cost, of $9.2 million at September 30, 2015 related to the mortgage note payable at September 30, 2015 has been pledged as collateral and is not available to satisfy our debts and obligations unless first satisfying the mortgage note payable on the property. The Company makes payments of principal and interest on its mortgage note payable on a monthly basis.
The following table summarizes the scheduled aggregate principal payments on the Company's mortgage note payable for the five years subsequent to September 30, 2015:

(In thousands)	Future Principal Payments
October 1, 2015 — December 31, 2015	$16
2016	96
2017	100
2018	104
2019	4,792
Thereafter	—
$5,108
Note 5 — Fair Value of Financial Instruments
The Company determines fair value based on quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. This alternative approach also reflects the contractual terms of the derivatives, if any, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The guidance defines three levels of inputs that may be used to measure fair value:
Level 1 — Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.
Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.
Level 3 — Unobservable inputs that reflect the entity's own assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

The determination of where an asset or liability falls in the hierarchy requires significant judgment and considers factors specific to the asset or liability. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company evaluates its hierarchy disclosures each quarter and depending on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter. However, the Company expects that changes in classifications between levels will be rare.
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, receivable for sale of common stock, prepaid expenses and other assets, accounts payable and accrued expenses, deferred rent and distributions payable approximates their carrying value on the unaudited consolidated balance sheets due to their short-term nature. The fair value of the Company's remaining financial instrument that is not reported at fair value on the unaudited consolidated balance sheet is reported below:

		Carrying Amount(1) at	Fair Value at
(In thousands)	Level	September 30, 2015	September 30, 2015
Mortgage note payable and premium, net	3	$5,274	$5,321
_______________
(1) Carrying value includes mortgage note payable of $5.1 million and mortgage premium, net of $0.2 million as of September 30, 2015.
The fair value of the mortgage note payable is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements.
Note 6 — Common Stock
The Company had 5.6 million and 11,554 shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds of $138.5 million and $0.2 million as of September 30, 2015 and December 31, 2014, respectively.
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
September 30, 2015
(Unaudited)

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
When a stockholder requests a repurchase and the repurchase is approved, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. The following table reflects the number of shares repurchased cumulatively through September 30, 2015:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2014	—	—	$—
Nine Months Ended September 31, 2015(1)	1	1,021	24.97
Cumulative repurchases as of September 31, 2015(1)	1	1,021	$24.97
_______________

(1)
Includes one unfulfilled repurchase request consisting of 1,021 shares for approximately $25,000 and an average repurchase price per share of $24.97, which was approved for repurchase as of September 30, 2015 and was completed in October 2015. The accrual for this unfulfilled repurchase request is reflected in the accounts payable and accrued expenses line item in the accompanying unaudited consolidated balance sheets.

The SRP will immediately terminate if the Company's shares are listed on any national securities exchange. In addition, our board of directors may amend, suspend (in whole or in part) or terminate the SRP at any time upon 30 days’ prior written notice to our stockholders.
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased under the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the IPO. The board of directors may designate that certain cash or other distributions be excluded from reinvestment pursuant to the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying unaudited consolidated balance sheets in the period distributions are declared. During the nine months ended September 30, 2015, the Company issued 41,656 shares of common stock pursuant to the DRIP, with a value of $1.0 million and a par value of $0.01 per share.
Note 7 — Related Party Transactions and Arrangements
As of September 30, 2015 and December 31, 2014, American Realty Capital Healthcare III Special Limited Partnership, LLC (the "Special Limited Partner"), an entity controlled by the Sponsor, owned 8,888 shares of the Company's outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. As of September 30, 2015 and December 31, 2014, the Company had $0.3 million and $1.9 million, respectively, payable to related parties.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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

	Three Months Ended September 30,		Nine Months Ended	For the Period from April 24, 2014 (date of inception) to	Payable as of
(In thousands)	2015	2014	September 30, 2015	September 30, 2014	September 30, 2015	December 31, 2014
Total commissions and fees incurred from and due to the Dealer Manager	$4,663	$—	$11,942	$—	$81	$—
The Advisor and its affiliates receive compensation and reimbursement for services relating to the IPO, including transfer agent services provided by an affiliate of the Dealer Manager. All offering costs incurred by the Company and the Advisor or its affiliates on behalf of the Company are charged to additional paid-in capital on the accompanying unaudited consolidated balance sheet as of September 30, 2015. The following table details reimbursable offering costs incurred from and due to the Advisor and Dealer Manager as of and for the periods presented:

	Three Months Ended September 30,		Nine Months Ended	For the Period from April 24, 2014 (date of inception) to	Payable as of
(In thousands)	2015	2014	September 30, 2015	September 30, 2014	September 30, 2015	December 31, 2014
Fees and expense reimbursements incurred from and due to the Advisor	$721	$43	$782	$43	$42	$66
Fees and expense reimbursements incurred from and due to the Dealer Manager	422	233	1,239	237	164	619
Fees and expense reimbursements incurred from and due to the Sponsor	7	—	7	—	—	—
Total fees and expense reimbursements incurred from and due to the Advisor and Dealer Manager	$1,150	$276	$2,028	$280	$206	$685
The Company is responsible for offering and related costs from the IPO, excluding selling commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs, excluding selling commissions and dealer manager fees, in excess of the 2.0% cap as of the end of the IPO are the Advisor's responsibility. As of September 30, 2015, offering and related costs, excluding commissions and dealer manager fees, exceeded 2.0% of gross proceeds received from the IPO by $2.6 million.
After the general escrow break, the Advisor caps cumulative offering costs for the IPO, including selling commissions and dealer manager fees, incurred by the Company, net of unpaid amounts, to 15.0% of gross common stock proceeds during the offering period of the IPO. As of September 30, 2015, cumulative offering costs were $17.3 million. As of September 30, 2015, cumulative offering costs, net of unpaid amounts, were less than 15.0% of gross common stock proceeds.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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
When and if approved by the board of directors, the Class B Units are expected to be issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. The number of Class B Units issued in any quarter is an amount equal to: (i) the excess of (A) the product of (y) 0.1875% multiplied by (z) the cost of the Company's assets (until the NAV pricing date, then the lower of the cost of assets and the fair value of the Company’s assets) over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the IPO price minus the selling commissions and dealer manager fees). The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. The Advisor will receive distributions on unvested Class B Units equal to the distribution received on the Company's common stock. Such distributions on issued Class B Units will be expensed in the consolidated statements of operations and comprehensive loss until the performance condition is considered probable to occur. As of September 30, 2015, the Company's board of directors had approved the issuance of 1,457 Class B Units to the Advisor in connection with this arrangement.
Unless the Company contracts with a third party, the Company will pay the Property Manager a property management fee of 1.5% of gross revenues from the Company's single-tenant net leased properties and 2.5% of gross revenues from all other types of properties. The Company will also reimburse the Property Manager for property level expenses. If the Company contracts directly with third parties for such services, the Company will pay them customary market fees and will pay the Property Manager an oversight fee of up to 1.0% of the gross revenues of the property managed. In no event will the Company pay the Property Manager or any affiliates of the Property Manager both a property management fee and an oversight fee with respect to any particular property. Property management fees are recorded to operating fees to related party in the accompanying unaudited consolidated statements of operations and comprehensive loss.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

The Dealer Manager and its affiliates also provide other general professional services. The Advisor pays general and administrative expenses on behalf of the Company, for which, the Company subsequently reimburses the Advisor. These fees and reimbursements are included in general and administrative expenses in the accompanying unaudited consolidated statements of operations and comprehensive loss.
The following table details amounts incurred, forgiven and payable in connection with the Company's operations-related services described above as of and for the period presented.

	Three Months Ended September 30,				Nine Months Ended		For the Period from April 24, 2014 (date of inception) to
	2015		2014		September 30, 2015		September 30, 2014		Payable as of
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	September 30, 2015	December 31, 2014
One-time fees and reimbursements:
Acquisition fees	$855	$—	$—	$—	$1,091	$—	$—	$—	$—	$—
Acquisition cost reimbursements	285	—	—	—	364	—	—	—	—	—
Financing coordination fees	38	—	—	—	38	—	—	—	—	—
Ongoing fees and reimbursements:
Property management fees	15	—	—	—	15	3	—	—	15	—
Professional fees and reimbursements	81	—	—	—	277	—	—	—	12	—
Total related party operating fees and reimbursements	$1,274	$—	$—	$—	$1,785	$3	$—	$—	$27	$—
The Company reimburses the Advisor's costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt, impairments or other similar non-cash expenses and excluding any gain from the sale of assets for that period (the "2%/25% Limitation"), unless the Company's independent directors determine that such excess was justified based on unusual and nonrecurring factors which they deem sufficient, in which case the excess amount may be reimbursed to the Advisor in subsequent periods. Additionally, the Company will reimburse the Advisor for personnel costs in connection with other services during the operational stage; however, the Company may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions or for persons serving as executive officers of the Company. No reimbursement was incurred from the Advisor for providing such services during the three and nine months ended September 30, 2015, the three months ended September 30, 2014 or during the period from April 24, 2014 (date of inception) to September 30, 2014. For the four preceding fiscal quarters, the Company's operating expenses exceeded the 2%/25% Limitation by $0.8 million. The Company's board of directors concluded that the expenses in excess of the 2%/25% Limitation were due to unusual and non-recurring factors caused by the Company's limited operating history and were, therefore, justified. No reimbursement of operating expenses in excess of the 2%/25% Limitation was made by the Advisor to the Company during the three and nine months ended September 30, 2015, the three months ended September 30, 2014 or the period from April 24, 2014 (date of inception) to September 30, 2014.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to waive certain fees. If the Advisor waives certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor in cash. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs. No expenses were absorbed by the Advisor during the three and nine months ended September 30, 2015, the three months ended September 30, 2014 or the period from April 24, 2014 (date of inception) to September 30, 2014.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Fees and Participations Paid in Connection with a Listing or the Liquidation of the Company's Real Estate Assets
The Company will pay the Advisor an annual subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholder's capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year. This fee will be payable only upon the sale of assets, distributions or other event which results in the return on stockholder's capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the three and nine months ended September 30, 2015, the three months ended September 30, 2014 or the period from April 24, 2014 (date of inception) to September 30, 2014.
The Company will pay the Advisor a real estate commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and agents and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission. Real estate commissions will only be payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the three and nine months ended September 30, 2015, the three months ended September 30, 2014 or the period from April 24, 2014 (date of inception) to September 30, 2014.
The Company will pay the Special Limited Partner a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in the net sales proceeds unless investors have received a return of their capital plus a return equal to a 6.0% cumulative non-compounded annual return on their capital contributions. No participation in net sales proceeds was incurred during the three and nine months ended September 30, 2015, the three months ended September 30, 2014 or the period from April 24, 2014 (date of inception) to September 30, 2014.
If the Company's shares of common stock are listed on a national securities exchange, the Special Limited Partner will receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the Company's market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Company cannot assure that it will provide this 6.0% annual return but the Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such distribution was incurred during the three and nine months ended September 30, 2015, the three months ended September 30, 2014 or the period from April 24, 2014 (date of inception) to September 30, 2014. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in the net sales proceeds and the subordinated listing distribution.
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
Note 8 — Economic Dependency
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 9 — Equity-Based Compensation
Restricted Share Plan
The Company has an employee and director incentive restricted share plan (the "RSP"), which provides for the automatic grant of 1,333 restricted shares of common stock to each of the independent directors, without any further action by the Company's board of directors or the stockholders, after initial election to the board of directors and after each annual stockholder's meeting, with such shares vesting annually beginning with the one year anniversary of initial election to the board of directors and the date of the next annual meeting, respectively. Restricted shares issued to independent directors will vest over a five-year period in increments of 20.0% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company's directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The total number of common shares granted under the RSP may not exceed 5.0% of the Company's outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 6.3 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
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

	Number of Common Shares	Weighted-Average Issue Price
Unvested December 31, 2014	2,666	$22.50
Granted	2,666	22.50
Vested	—	—
Forfeitures	—	—
Unvested, September 30, 2015	5,332	$22.50
As of September 30, 2015, the Company had $0.1 million of unrecognized compensation cost related to unvested restricted share award grants under the Company's RSP. That cost is expected to be recognized over a weighted average period of 3.8 years. The fair value of the restricted shares is being expensed on a straight-line basis over the service period of five years. Compensation expense related to restricted shares was approximately $6,000 and $12,000 for the three and nine months ended September 30, 2015, respectively. Compensation expense related to restricted shares was approximately $1,000 for the three months ended September 30, 2014 and the period from April 24, 2014 (date of inception) to September 30, 2014. Compensation expense related to restricted shares is recorded as general and administrative expense in the accompanying unaudited consolidated statements of operations and comprehensive loss.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 10 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the three and nine months ended September 30, 2015, the three months ended September 30, 2014 and for the period from April 24, 2014 (date of inception) to September 30, 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from April 24, 2014 (date of inception) to
(In thousands)	2015	2014	2015	September 30, 2014
Net loss	$(1,561)	$(28)	$(2,481)	$(44)
Basic and diluted weighted average shares outstanding	4,614,153	8,888	2,291,631	7,389
Basic and diluted net loss per share	$(0.34)	$(3.15)	$(1.08)	$(5.95)
The Company had the following potentially dilutive securities as of September 30, 2015 and 2014, which were excluded from the calculation of diluted loss per share attributable to stockholders as their effect would have been antidilutive:

	September 30,
	2015	2014
Unvested restricted shares	5,332	2,666
OP Units	90	—
Class B Units	1,457	—
Total potentially dilutive securities	6,879	2,666
Note 11 — Segment Reporting
During the three and nine months ended September 30, 2015, the Company operated in three reportable business segments for management and internal financial reporting purposes: medical office buildings, triple-net leased healthcare facilities and seniors housing — operating properties. During the three months ended September 30, 2014 and the period from April 24, 2014 (date of inception) to September 30, 2014, the Company did not own any properties and had not commenced real estate operations.
These operating segments are the segments of the Company for which separate financial information is available and for which segment results are evaluated by the Company's executive officers in deciding how to allocate resources and in assessing performance. The medical office building segment primarily consists of MOBs leased to healthcare-related tenants under long-term leases, which may require such tenants to pay a pro rata share of property-related expenses. The triple-net leased healthcare facilities segment primarily consists of investments in seniors housing communities, hospitals, inpatient rehabilitation facilities and skilled nursing facilities under long-term leases, under which tenants are generally responsible to directly pay property-related expenses. The SHOP segment consists of direct investments in seniors housing communities, primarily providing assisted living, independent living and memory care services, which the Company operates through engaging independent third-party managers. The Company evaluates performance of the combined properties in each segment based on net operating income. Net operating income is defined as total revenues less property operating and maintenance expenses. There are no intersegment sales or transfers. The Company uses net operating income to evaluate the operating performance of real estate investments and to make decisions concerning the operation of the properties. The Company believes that net operating income is useful to investors in understanding the value of income-producing real estate. Net income (loss) is the GAAP measure that is most directly comparable to net operating income; however, net operating income should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes certain items such as operating fees to the Advisor and Property Manager, acquisition and transaction related expenses, general and administrative expenses, depreciation and amortization expense, interest expense and income tax expense. Additionally, net operating income as defined by the Company may not be comparable to net operating income as defined by other REITs or companies.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

The following tables reconcile the segment activity to consolidated net loss for the three and nine months ended September 30, 2015.

	Three Months Ended September 30, 2015				Nine Months Ended September 30, 2015
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated
Revenues:
Rental income	$690	$43	$292	$1,025	$860	$43	$292	$1,195
Operating expense reimbursements	140	—	—	140	173	—	—	173
Resident services and fee income	—	—	19	19	—	—	19	19
Total revenues	830	43	311	1,184	1,033	43	311	1,387
Property operating and maintenance	184	—	198	382	220	—	198	418
Net operating income	$646	$43	$113	802	$813	$43	$113	969
Operating fees to related party				(15)				(15)
Acquisition and transaction related				(1,415)				(1,888)
General and administrative				(440)				(975)
Depreciation and amortization				(464)				(543)
Interest expense				(25)				(25)
Income tax expense				(4)				(4)
Net loss				$(1,561)				$(2,481)
The following table reconciles the segment activity to consolidated total assets as of the periods presented:

	September 30,	December 31,
(In thousands)	2015	2014
	(Unaudited)
ASSETS
Investments in real estate, net:
Medical office buildings	$57,464	$—
Triple-net leased healthcare facilities	4,761	—
Seniors housing — operating properties	11,494	—
Total investments in real estate, net	73,719	—
Cash	48,330	187
Restricted cash	45	—
Receivable for sale of common stock	930	—
Prepaid expenses and other assets	1,420	59
Deferred costs, net	115	—
Total assets	$124,559	$246

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 12 — Commitments and Contingencies
The Company has entered into an operating lease agreement related to a certain acquisition under a leasehold interest arrangement. The following table reflects the minimum base cash rental payments due from the Company over the next five years and thereafter under this arrangement. These amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rental Payments
October 1, 2015 — December 31, 2015	$8
2016	32
2017	33
2018	34
2019	35
Thereafter	106
$248
Total rental expense from the Company's operating lease was approximately $6,000 during the three and nine months ended September 30, 2015. The Company did not own any real estate investments and therefore had no operating lease agreements or related expense during the the three months ended September 30, 2014 or for the period from April 24, 2014 (date of inception) to September 30, 2014.
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
Note 13 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:
Sales of Common Stock
As of October 31, 2015, the Company had 6.3 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, from total gross proceeds from the IPO and the DRIP of $155.7 million.
Total capital raised to date, including shares issued under the DRIP, is as follows:

Source of Capital (In thousands)	Inception to September 30, 2015	October 1, 2015 to October 31, 2015	Total
Common stock	$138,454	$17,205	$155,659

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Acquisitions
The following table presents certain information about the properties that the Company acquired from October 1, 2015 to November 6, 2015:

	Number of Properties	Rentable Square Feet	Base Purchase Price (1)
			(In thousands)
Portfolio, September 30, 2015	13	273,620	$72,719
Acquisitions	2	52,663	12,275
Portfolio, November 6, 2015	15	326,283	$84,994
________________________
(1) Contract purchase price, excluding acquisition fees of $1.3 million and other acquisition related costs.
Sponsor Transaction
On November 9, 2015, ARC advised the Company that ARC and Apollo Global Management, LLC (NYSE: APO) (together with its consolidated subsidiaries, “Apollo”) have mutually agreed to terminate an agreement, dated as of August 6, 2015, pursuant to which Apollo would have purchased a controlling interest in a newly formed company that would have owned a majority of the ongoing asset management business of AR Capital, including the Advisor and the Property Manager.  The termination has no effect on the Company’s current management team.
Also on November 9, 2015, RCS Capital Corporation (“RCS Capital”), the parent of the Dealer Manager and a company under common control with ARC, and Apollo announced that they have mutually agreed to amend an agreement, dated as of August 6, 2015, pursuant to which RCS Capital will sell its wholesale distribution business, including the Dealer Manager, to an affiliate of Apollo. This transaction is subject to customary closing conditions and regulatory approvals and is expected to close early in the first quarter of 2016. American National Stock Transfer, LLC and RCS Advisory Services, LLC will remain as subsidiaries of RCS Capital.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements of American Realty Capital Healthcare Trust III, Inc. and the notes thereto. As used herein, the terms the "Company," "we," "our" and "us" refer to American Realty Capital Healthcare Trust III, Inc., a Maryland corporation, including, as required by context, American Realty Capital Healthcare III Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the "OP," and its subsidiaries. The Company is externally managed by American Realty Capital Healthcare III Advisors, LLC (our "Advisor"), a Delaware limited liability company. Capitalized terms used herein, but not otherwise defined, have the meaning ascribed to those terms in "Part I — Financial Information" included in the notes to the unaudited consolidated financial statements and contained herein.
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

•
Certain of our executive officers and directors are also officers, managers and/or holders of a direct or indirect controlling interest in American Realty Capital Healthcare III Advisors, LLC (the "Advisor"), our dealer manager, Realty Capital Securities, LLC (the "Dealer Manager"), and other entities affiliated with the parent of our sponsor, AR Capital, LLC ("ARC"). As a result, certain of our executive officers and directors, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's compensation arrangements with us and other investment programs advised by affiliates of ARC and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions.

•
Because investment opportunities that are suitable for us may also be suitable for other investment programs advised by affiliates of ARC, our Advisor and its affiliates face conflicts of interest relating to the purchase of properties and other investments and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could reduce the investment return to our stockholders.

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
On February 11, 2015, we received and accepted aggregate subscriptions in excess of the minimum offering amount for the IPO of $2.0 million in shares of common stock, broke general escrow and issued shares to our initial investors, who were admitted as stockholders. As of September 30, 2015, we had 5.6 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO of $138.5 million. Until the NAV pricing date (as described below) the per share purchase price in our IPO will be at $25.00 per share, subject to certain volume and other discounts, and shares issued under the DRIP will be equal to $23.75 per share, which is equal to 95% of the offering price in our IPO. Beginning with the NAV pricing date, the per share price for shares in our IPO and under the DRIP will vary quarterly and will be equal to our NAV, as determined by our Advisor, plus applicable commissions and fees in the case of our IPO. We reserve the right to reallocate shares covered in the Registration Statement between our IPO and the DRIP. The NAV pricing date means the date we first publish an estimated per share NAV, which will be on or prior to July 11, 2017, which is 150 days following the second anniversary of the date that we broke escrow in our IPO.
We were formed to primarily acquire a diversified portfolio of healthcare-related assets including medical office buildings ("MOB"), seniors housing communities and other healthcare-related facilities for investment purposes. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced real estate operations in March 2015. As of September 30, 2015, we owned 13 properties consisting of 273,620 rentable square feet.
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

We have no direct employees. The Advisor has been retained to manage our affairs on a day-to-day basis. We also have retained American Realty Capital Healthcare III Properties, LLC (the "Property Manager") to serve as our property manager. Our Dealer Manager serves as the dealer manager of our IPO. The Advisor, the Property Manager and the Dealer Manager are under common control with ARC, the parent of our sponsor, American Realty Capital VII, LLC (the "Sponsor"), as a result of which they are related parties, and each of which will receive compensation, fees and other expense reimbursements from us for services related to our IPO and the investment and management of our assets. The Advisor, Property Manager and Dealer Manager will receive fees during our offering, acquisition, operational and liquidation stages.
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
Revenue Recognition
Our rental income is primarily related to rent received from tenants in MOBs and triple-net leased healthcare facilities and from residents in seniors housing — operating properties ("SHOP") held using a structure permitted by the REIT Investment Diversification and Empowerment Act of 2007 ("RIDEA"). Rent from tenants is recorded in accordance with the terms of each lease on a straight-line basis over the initial term of the lease. Because many of the leases provide for rental increases at specified intervals, accounting principles generally accepted in the United States ("GAAP") require us to record a receivable, and include in revenues on a straight-line basis, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation. Rental income from residents in our SHOP operating segment is recognized as earned. Residents pay monthly rent that covers occupancy of their unit and basic services, including utilities, meals and some housekeeping services. The terms of the rent are short term in nature, primarily month-to-month. We defer the revenue related to lease payments received from tenants and residents in advance of their due dates.
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
In January 2015, the FASB issued updated guidance that eliminates from GAAP the concept of an event or transaction that is unusual in nature and occurs infrequently being treated as an extraordinary item. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Any amendments may be applied either prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We have elected to adopt this new guidance as of September 30, 2015. We have assessed the impact from the adoption of this revised guidance and have determined that there will be no impact to our financial position, results of operations and cash flows.
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
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB added that, for line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not previously been issued. If we decide to early adopt the revised guidance in an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes the interim period. We are currently evaluating the impact of this new guidance.
In September 2015, the FASB issued an update that eliminates the requirement to adjust provisional amounts from a business combination and the related impact on earnings by restating prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of measurement period adjustments on current and prior periods, including the prior period impact on depreciation, amortization and other income statement items and their related tax effects, shall be recognized in the period the adjustment amount is determined. The cumulative adjustment would be reflected within the respective financial statement line items affected. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We have elected to adopt this new guidance as of September 30, 2015. The adoption of this guidance had no impact on our consolidated financial position, results of operations or cash flows.

Properties
The following table includes information about the properties we own as of September 30, 2015:

Property/Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy	Remaining Lease Term	Base Purchase Price (1)
						(In thousands)
Medical Office Buildings:
DaVita Bay Breeze — Largo, FL	Mar. 2015	1	7,247	100.0%	11.7	$1,650
RAI Clearwater — Clearwater, FL	Apr. 2015	1	14,936	100.0%	9.2	4,750
DaVita Hudson — Hudson, FL	May 2015	1	8,984	100.0%	9.0	2,725
Rockwall Medical Plaza — Rockwall, TX	Jun. 2015	1	18,176	100.0%	4.5	6,639
Decatur Medical Office Building — Decatur, GA	Jul. 2015	1	20,800	100.0%	7.1	5,100
Buckeye Health Center — Cleveland, OH	Aug. 2015	1	25,070	100.0%	4.6	5,550
Philip Professional Center — Lawrenceville, GA	Aug. 2015	2	31,483	93.9%	12.9	9,000
Illinois CancerCare Clinic — Galesburg, IL	Aug. 2015	1	9,211	100.0%	8.9	3,400
Galesburg VA Outpatient Clinic — Galesburg, IL	Aug. 2015	1	9,979	100.0%	7.8	2,630
Woodlake Office Center - Woodbury, MN	Sep. 2015	1	36,375	100.0%	7.0	14,900
Total Medical Office Buildings:		11	182,261	98.9%	8.1	56,344
Triple-Net Leased Healthcare Facility(2):
Arcadian Cove Assisted Living — Richmond, KY	Aug. 2015	1	34,659	95.9%	14.9	4,775
Seniors Housing — Operating Property:
Cedarhurst of Collinsville — Collinsville, IL	Aug. 2015	1	56,700	95.5%	N/A	11,600
Portfolio, September 30, 2015		13	273,620			$72,719
_______________

(1)	Contract purchase price, excluding acquisition related costs.

(2)
Revenues for our triple-net leased healthcare facility generally consist of fixed rental amounts (subject to annual contractual escalations) received from our tenant in accordance with the applicable lease terms and do not vary based on the underlying operating performance of the property. Therefore, while occupancy rates may affect the profitability of our tenant's operations, they do not have a direct impact on our revenues or financial results. Occupancy statistics for our triple-net leased healthcare facility are compiled through reports from the tenant and have not been independently validated by us.

N/A	Not applicable
Results of Operations
We were incorporated on April 24, 2014. We purchased our first property and commenced our real estate operations in March 2015. Accordingly, our results of operations for the three and nine months ended September 30, 2015 as compared to the three months ended September 30, 2014 and the period from April 24, 2014 (date of inception) to September 30, 2014 reflect significant increases in most categories.
Comparison of the Three Months Ended September 30, 2015 to the Three Months Ended September 30, 2014
Rental Income
Rental income for the three months ended September 30, 2015 was $1.0 million. As of September 30, 2015, we owned 13 properties, with consolidated annualized rental income of $7.5 million. We did not own any properties during the three months ended September 30, 2014 and therefore had no rental income during such period.
Operating Expense Reimbursements
Operating expense reimbursements were $0.1 million for the three months ended September 30, 2015. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are generally directly responsible for all operating costs of the respective properties. We did not own any properties during the three months ended September 30, 2014 and therefore had no operating expense reimbursement income during such period.
Resident Services and Fee Income
Resident services and fee income of approximately $19,000 for the three months ended September 30, 2015 relates to services offered to residents in our SHOP depending on the level of care required, as well as fees associated with other ancillary services. We did not own any SHOPs and therefore did not have any resident services and fee income during the three months ended September 30, 2014.

Property Operating and Maintenance Expenses
Property operating and maintenance expenses were $0.4 million for the three months ended September 30, 2015. These costs primarily relate to the costs associated with our properties, including real estate taxes, property insurance, utilities, repairs, maintenance and unaffiliated third party property management fees, as well as costs relating to caring for the residents of our SHOP. We did not own any properties during the three months ended September 30, 2014 and therefore had no property operating and maintenance expenses during such period.
Operating Fees to Related Party
Our Property Manager is paid a fee for property management services for managing our properties on a day-to-day basis. We incurred approximately $15,000 in property management fees from our Property Manager for the three months ended September 30, 2015. We did not own any properties and therefore incurred no property management fees during the three months ended September 30, 2014. Property management fees will increase in direct correlation with gross revenues.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses of $1.4 million for the three months ended September 30, 2015 related to our acquisition of nine properties with an aggregate contract purchase price of $57.0 million. We did not purchase any properties and therefore had no acquisition and transaction related expenses during the three months ended September 30, 2014.
General and Administrative Expenses
General and administrative expenses were $0.4 million for the three months ended September 30, 2015, compared to approximately $28,000 for the three months ended September 30, 2014. Professional fees, board of director costs and insurance expense increased $0.4 million in order to support our real estate portfolio. We did not own any properties and therefore had nominal general and administrative expenses during the three months ended September 30, 2014.
Depreciation and Amortization Expense
Depreciation and amortization expenses of $0.5 million for the three months ended September 30, 2015 related to our acquisition of 13 properties during the nine months ended September 30, 2015, with an aggregate contract purchase price of $72.7 million. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and liabilities and depreciated or amortized over their estimated useful lives. We did not own any properties during the three months ended September 30, 2014 and therefore had no depreciation and amortization expense during such period.
Interest Expense
Interest expense of approximately $25,000 for the three months ended September 30, 2015 related to our mortgage note payable balance of $5.1 million as of September 30, 2015. We did not have any debt and therefore did not have interest expense during the three months ended September 30, 2014.
Income Tax Expense
Income tax expense of approximately $4,000 for the three months ended September 30, 2015 related to various state income tax liabilities. We did not own any properties as of September 30, 2014 and therefore had no income tax expense during the three months ended September 30, 2014.
Comparison of the Nine Months Ended September 30, 2015 to the Period from April 24, 2014 (date of inception) to September 30, 2014
Rental Income
Rental income for the nine months ended September 30, 2015 was $1.2 million. As of September 30, 2015, we owned 13 properties, with consolidated annualized rental income of $7.5 million. We did not own any properties during the period from April 24, 2014 (date of inception) to September 30, 2014 and therefore had no rental income during such period.
Operating Expense Reimbursements
Operating expense reimbursements were $0.2 million for the nine months ended September 30, 2015. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are generally directly responsible for all operating costs of the respective properties. We did not own any properties during the period from April 24, 2014 (date of inception) to September 30, 2014 and therefore had no operating expense reimbursement income during such period.

Resident Services and Fee Income
Resident services and fee income of approximately $19,000 for the nine months ended September 30, 2015 relates to services offered to residents in our SHOP depending on the level of care required, as well as fees associated with other ancillary services. We did not own any SHOPs and therefore did not have any resident services and fee income during the the period from April 24, 2014 (date of inception) to September 30, 2014.
Property Operating and Maintenance Expenses
Property operating and maintenance expenses were $0.4 million for the nine months ended September 30, 2015. These costs primarily relate to the costs associated with our properties, including real estate taxes, property insurance, utilities, repairs, maintenance and unaffiliated third party property management fees, as well as costs related to caring for residents of our SHOP. We did not own any properties during the period from April 24, 2014 (date of inception) to September 30, 2014 and therefore had no property operating and maintenance expenses during such period.
Operating Fees to Related Party
Our Property Manager is paid a fee for property management services for managing our properties on a day-to-day basis. We incurred approximately $15,000 in property management fees from our Property Manager for the nine months ended September 30, 2015. We did not own any properties and therefore incurred no property management fees during the period from April 24, 2014 (date of inception) to September 30, 2014. Property management fees will increase in direct correlation with gross revenues.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses of $1.9 million for the nine months ended September 30, 2015 related to our acquisition of 13 properties with an aggregate contract purchase price of $72.7 million. We did not purchase any properties and therefore had no acquisition and transaction related expenses during the period from April 24, 2014 (date of inception) to September 30, 2014.
General and Administrative Expenses
General and administrative expenses were $1.0 million for the nine months ended September 30, 2015 compared to approximately $44,000 for the period from April 24, 2014 (date of inception) to September 30, 2014. Professional fees, board of director costs and insurance expense increased $0.9 million in order to support our real estate portfolio. We did not own any properties and therefore had nominal general and administrative expenses during the period from April 24, 2014 (date of inception) to September 30, 2014.
Depreciation and Amortization Expense
Depreciation and amortization expenses of $0.5 million for the nine months ended September 30, 2015 related to our acquisition of 13 properties during the nine months ended September 30, 2015, with an aggregate contract purchase price of $72.7 million. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and liabilities and depreciated or amortized over their estimated useful lives. We did not own any properties during the period from April 24, 2014 (date of inception) to September 30, 2014 and therefore had no depreciation and amortization expense during such period.
Interest Expense
Interest expense of approximately $25,000 for the nine months ended September 30, 2015 related to our mortgage note payable balance of $5.1 million as of September 30, 2015. We did not have any debt and therefore did not have interest expense during the period from April 24, 2014 (date of inception) to September 30, 2014.
Income Tax Expense
Income tax expense of approximately $4,000 for the nine months ended September 30, 2015 related to various state income tax liabilities. We did not own any properties as of September 30, 2014 and therefore had no income tax expense during the period from April 24, 2014 (date of inception) to September 30, 2014.

Cash Flows for the Nine Months Ended September 30, 2015
During the nine months ended September 30, 2015, net cash used in operating activities was $1.7 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses. Cash flows used in operating activities during the nine months ended September 30, 2015 included $1.9 million of acquisition and transaction related costs. Cash outflows related to a net loss adjusted for non-cash items of $1.9 million (net loss of $2.5 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets, amortization of deferred financing costs, amortization of mortgage premiums and equity based compensation of $0.5 million), an increase in prepaid expenses and other assets of $0.5 million due to prepaid real estate taxes and property insurance as well as increases in rent and other receivables and unbilled receivables recorded in accordance with straight-line basis accounting and a $45,000 increase in restricted cash. These cash outflows were partially offset by an increase in accounts payable and accrued expenses of $0.5 million related to professional fees, real estate taxes and property operating expenses for our MOBs and SHOP and a $0.3 million increase in deferred rent.
The net cash used in investing activities during the nine months ended September 30, 2015 of $68.4 million included $67.6 million to acquire 13 properties as well as $0.9 million in deposits for a future potential real estate acquisition.
Net cash provided by financing activities of $118.2 million during the nine months ended September 30, 2015 consisted primarily of proceeds from the sale of common stock of $136.4 million, which was partially offset by financing costs of $0.1 million, offering costs of $15.8 million, distributions to stockholders of $1.0 million and repayments to a related party of $1.2 million previously received to fund offering costs.
Cash flows for the Period from April 24, 2014 (date of inception) to September 30, 2014
During the period from April 24, 2014 (date of inception) to September 30, 2014, net cash used in operating activities was approximately $18,000, primarily related to a net loss adjusted for non cash items of approximately $43,000 (net loss of approximately $44,000 offset by share based compensation expense of approximately $1,000). This cash outflow was offset by an increase of approximately $25,000 in accounts payable and accrued expenses related to professional fees.
Net cash provided by financing activities of approximately $19,000 during the period from April 24, 2014 (date of inception) to September 30, 2014 consisted primarily of advances from a related party of $0.8 million to fund the payment of third party offering costs and net proceeds from the sale of common stock of $0.2 million. These cash inflows were offset by $1.0 million of payments for offering costs.
Liquidity and Capital Resources
As of September 30, 2015, we had cash of $48.3 million. We expect cash flows from operations and the sale of common stock to be used primarily to invest in real estate, pay debt service, pay operating expenses and pay stockholder distributions.
In February 2015, we had raised proceeds sufficient to break escrow in connection with our IPO. We received and accepted aggregate subscriptions in excess of the minimum $2.0 million, broke general escrow and issued shares of common stock to our initial investors, who were simultaneously admitted as stockholders. As of September 30, 2015, we had 5.6 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO of $138.5 million. Proceeds from our IPO will be applied to the investment in properties and the payment or reimbursement of selling commissions and other fees and expenses related to our IPO. We will experience a relative increase in liquidity as we receive additional subscriptions for shares and a relative decrease in liquidity as we spend net offering proceeds in connection with the acquisition and operation of our properties or the payment of distributions.
We acquired our first property and commenced real estate operations in March 2015. As of September 30, 2015, we owned 13 properties with an aggregate purchase price of $72.7 million. Our principal demands for cash will be for acquisition costs, including the purchase price of any properties, loans and securities we acquire, improvement costs, the payment of our operating and administrative expenses and distributions to our stockholders. Generally, we will fund our acquisitions from the net proceeds of our IPO. We intend to acquire our assets with cash and mortgage or other debt, but we also may acquire assets free and clear of permanent mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in OP Units, or any mix thereof.
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
Our board of directors has adopted a Share Repurchase Program ("SRP") that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. There are limits on the number of shares we may repurchase under this program during any 12-month period. Further, we are only authorized to repurchase shares using the proceeds secured from the DRIP in any given quarter. The following table reflects the number of shares repurchased cumulatively through September 30, 2015:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2014	—	—	$—
Nine Months Ended September 31, 2015(1)	1	1,021	24.97
Cumulative repurchases as of September 31, 2015(1)	1	1,021	$24.97
_______________

(1)
Includes one unfulfilled repurchase request consisting of 1,021 shares at an average repurchase price per share of $24.97, which was approved for repurchase as of September 30, 2015 and was completed in October 2015.

Acquisitions
As of November 6, 2015, we owned 15 properties with a contract price of $85.0 million. In accordance with the terms of the investment opportunity allocation agreement we have entered into with Healthcare Trust, Inc., we have been provisionally allocated MOB assets identified by our Advisor and its affiliates with an expected aggregate contract price of $99.4 million that are under contract or under executed letters of intent. Pursuant to the terms of the purchase and sale agreements and letters of intent, the obligation to close upon these acquisitions is subject to certain conditions customary to closing, including the successful completion of due diligence and fully negotiated binding agreements. There can be no assurance that we will complete these acquisitions. We intend to use proceeds raised from our IPO to fund acquisitions.
Funds from Operations and Modified Funds from Operations
The historical accounting convention used for real estate assets requires straight-line depreciation of buildings, improvements, and straight-line amortization of intangibles, which implies that the value of a real estate asset diminishes predictably over time. We believe that, because real estate values historically rise and fall with market conditions, including, but not limited to, inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using the historical accounting convention for depreciation and certain other items may be less informative.
Because of these factors, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has published a standardized measure of performance known as funds from operations ("FFO"), which is used in the REIT industry as a supplemental performance measure. We believe FFO, which excludes certain items such as real estate-related depreciation and amortization, is an appropriate supplemental measure of a REIT's operating performance. FFO is not equivalent to our net income or loss as determined under GAAP.
We define FFO, a non-GAAP measure, consistent with the standards set forth in the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the "White Paper"). The White Paper defines FFO as net income or loss computed in accordance with GAAP, but excluding gains or losses from sales of property and real estate related impairments, plus real estate-related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.
We believe that the use of FFO provides a more complete understanding of our performance to investors and to management, and, when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income.
Changes in the accounting and reporting promulgations under GAAP that were put into effect in 2009 subsequent to the establishment of NAREIT's definition of FFO, such as the change to expense as incurred rather than capitalize and depreciate acquisition fees and expenses incurred for business combinations, have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses, as items that are expensed under GAAP across all industries. These changes had a particularly significant impact on publicly registered, non-listed REITs, which typically have a significant amount of acquisition activity in the early part of their existence, particularly during the period when they are raising capital through ongoing initial public offerings.
Because of these factors, the Investment Program Association (the "IPA"), an industry trade group, has published a standardized measure of performance known as modified funds from operations ("MFFO"), which the IPA has recommended as a supplemental measure for publicly registered, non-listed REITs. MFFO is designed to be reflective of the ongoing operating performance of publicly registered, non-listed REITs by adjusting for those costs that are more reflective of acquisitions and investment activity, along with other items the IPA believes are not indicative of the ongoing operating performance of a publicly registered, non-listed REIT, such as straight-lining of rents as required by GAAP. We believe it is appropriate to use MFFO as a supplemental measure of operating performance because we believe that, when compared year over year, both before and after we have deployed all of our offering proceeds and are no longer incurring a significant amount of acquisition fees or other related costs, it reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. MFFO is not equivalent to our net income or loss as determined under GAAP.
We define MFFO, a non-GAAP measure, consistent with the IPA's Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the "Practice Guideline") issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for acquisition and transaction related fees and expenses and other items. In calculating MFFO, we follow the Practice Guideline and exclude acquisition and transaction-related fees and expenses, amortization of above and below market intangible lease assets and liabilities and amounts relating to straight line rents (in order to adjust lease and rental payments from a GAAP accrual basis to a cash basis) and accretion of discounts and amortization of premiums on debt investments.

We believe that, because MFFO excludes costs that we consider more reflective of acquisition activities and other non-operating items, MFFO can provide, on a going-forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is stabilized. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry and allows for an evaluation of our performance against other publicly registered, non-listed REITs.
Not all REITs, including publicly registered, non-listed REITs, calculate FFO and MFFO the same way. Accordingly, comparisons with other REITs, including publicly registered, non-listed REITs, may not be meaningful. Furthermore, FFO and MFFO are not indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as determined under GAAP as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with GAAP measurements as an indication of our performance. FFO and MFFO should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The methods utilized to evaluate the performance of a publicly registered, non-listed REIT under GAAP should be construed as more relevant measures of operational performance and considered more prominently than the non-GAAP measures, FFO and MFFO, and the adjustments to GAAP in calculating FFO and MFFO.
Neither the SEC, NAREIT, the IPA nor any other regulatory body or industry trade group has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, NAREIT, the IPA or another industry trade group may publish updates to the White Paper or the Practice Guideline or the SEC or another regulatory body could standardize the allowable adjustments across the publicly registered, non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO accordingly.
The table below reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the periods indicated:

	Three Months Ended			Nine Months Ended
(In thousands)	March 31, 2015	June 30, 2015	September 30, 2015	September 30, 2015
Net loss (in accordance with GAAP)	$(319)	$(601)	$(1,561)	$(2,481)
Depreciation and amortization	4	75	464	543
FFO attributable to common stockholders	(315)	(526)	(1,097)	(1,938)
Acquisition and transaction related	48	425	1,415	1,888
Amortization of market lease intangibles	(1)	(5)	1	(5)
Straight-line rent	(1)	(5)	(41)	(47)
Amortization of mortgage premium	—	—	(6)	(6)
MFFO attributable to common stockholders	$(269)	$(111)	$272	$(108)
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
During the nine months ended September 30, 2015, distributions paid to common stockholders totaled $2.0 million, including $1.0 million which was reinvested through our DRIP. During the nine months ended September 30, 2015, cash used to pay distributions was generated from offering proceeds from issuance of common stock and proceeds received from common stock issued under the DRIP.

The following table shows the sources for the payment of distributions to common stockholders, including distributions on unvested restricted shares, but excluding distributions related to unvested performance-based restricted, forfeitable partnership units of the OP designated as "Class B Units" as these distributions are recorded as expenses in the consolidated statements of operations and comprehensive loss, for the periods indicated:

	Three Months Ended						Nine Months Ended
	March 31, 2015		June 30, 2015		September 30, 2015		September 30, 2015
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:
Distributions to stockholders	$—		$451		$1,517		$1,968

Source of distribution coverage:
Cash flows provided by operations (1)	$—	—%	$—	—%	$—	—%	$—	—%
Offering proceeds from issuance of common stock	—	—%	236	52.3%	768	50.6%	1,004	51.0%
Proceeds received from common stock issued under the DRIP	—	—%	215	47.7%	749	49.4%	964	49.0%
Proceeds from financings	—	—%	—	—%	—	—%	—	—%
Total source of distribution coverage	$—	—%	$451	100.0%	$1,517	100.0%	$1,968	100.0%

Cash flows used in operations (in accordance with GAAP) (1)	$(140)		$(585)		$(942)		$(1,667)
Net loss attributed to stockholders (in accordance with GAAP)	$(319)		$(601)		$(1,561)		$(2,481)
______________________________

(1)
Cash flows used in operations for the three months ended March 31, 2015, June 30, 2015 and September 30, 2015 and the nine months ended September 30, 2015 reflect acquisition and transaction related expenses of approximately $48,000, $0.4 million, $1.4 million and $1.9 million, respectively.

For the nine months ended September 30, 2015, cash flows used in operations were $1.7 million. As shown in the table above, we funded distributions with proceeds from our IPO as well as proceeds from our IPO which were reinvested in common stock issued under our DRIP. To the extent we pay distributions in excess of cash flows provided by operations, our stockholders' investment may be adversely impacted. Since inception, our cumulative distributions have exceeded our cumulative FFO. Distributions paid from sources other than our cash flows from operations, particularly from proceeds of our IPO, will result in us having fewer funds available for the acquisition of properties and other real estate-related investments and may dilute our stockholders' interests in us, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect our stockholders' overall return.

The following table compares cumulative distributions paid to cumulative net loss and cumulative cash flows provided by operations (in accordance with GAAP) for the period from April 24, 2014 (date of inception) through September 30, 2015:

For the Period from April 24, 2014 (date of inception) to
(In thousands)	September 30, 2015
Distributions to stockholders(1)	$1,968

Reconciliation of net loss:
Revenues	$1,387
Acquisition and transaction related	(1,888)
Depreciation and amortization	(543)
Other operating expenses	(1,588)
Other non-operating expenses	(25)
Income tax expense	(4)
Net loss (in accordance with GAAP)(2)	$(2,661)

Cash flow used in operations	$(1,821)

FFO attributable to common stockholders	$(2,118)
_____________________

(1)	Distributions paid to common stockholders includes $1.0 million of proceeds received pursuant to the DRIP.

(2)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
Loan Obligations
The payment terms of our loan obligation requires principal and interest amounts to be paid monthly with all unpaid principal and interest due at maturity. Our loan agreement stipulates that we comply with specific reporting covenants. As of September 30, 2015, we were in compliance with the debt covenants under our loan agreement.
Our Advisor may, with approval from our independent directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third-parties on a case-by-case basis as acquisition opportunities present themselves. We view the use of short-term borrowings, including advances under our credit facility, as an efficient and accretive means of acquiring real estate.
Contractual Obligations
The following table reflects contractual debt obligations under our mortgage notes payable and minimum base rental cash payments due for leasehold interests over the next five years and thereafter as of September 30, 2015. The minimum base rental cash payments due for leasehold interests amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes, among other items. As of September 30, 2015, the outstanding mortgage notes payable had a weighted average effective interest rate of 4.0%.

			Years Ended December 31,
(In thousands)	Total	October 1, 2015 — December 31, 2015	2016 — 2017	2018 — 2019	Thereafter
Principal on mortgage note payable	$5,108	$16	$196	$4,896	$—
Interest on mortgage note payable	786	34	400	352	—
Lease rental payments due	248	8	65	69	106
	$6,142	$58	$661	$5,317	$106

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our long-term debt, which consists of secured financings, bears interest at a fixed rate. As of September 30, 2015, we did not have any derivative financial instruments. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
As of September 30, 2015, our debt included fixed-rate secured mortgage financings with a carrying value of $5.3 million and a fair value of $5.3 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but it has no impact on interest due on the notes. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2015 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $0.2 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $0.2 million.
These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and assuming no other changes in our capital structure. The information presented above includes only those exposures that existed as of September 30, 2015 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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
Our cash flows used in operations were $1.7 million for the nine months ended September 30, 2015. During the nine months ended September 30, 2015, we paid distributions of $2.0 million, of which $1.0 million, or 51.0%, was funded from offering proceeds from issuance of common stock and $1.0 million, or 49.0%, was funded from offering proceeds reinvested in common stock under the DRIP. During the nine months ended September 30, 2015, cash flow from operations included an increase in accounts payable and accrued expenses of $0.5 million, as reflected on the statement of cash flows. Accordingly, if these accounts payable and accrued expenses had been paid during the nine months ended September 30, 2015, there would have been $0.5 million less in cash flow from operations available to pay distributions. Using offering proceeds to pay distributions, especially if the distributions are not reinvested through our DRIP, reduces cash available for investment in assets or other purposes, and reduces our per share stockholders' equity. We may continue to use our remaining net offering proceeds to fund distributions.
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
We rely significantly on five major tenants (including, for this purpose, all affiliates of such tenants) and therefore are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to such tenants.
As of September 30, 2015, the following five major tenants represented 5% or more of our consolidated annualized rental income on a straight-line basis including, for this purpose, all affiliates of such tenants:

Tenant	September 30, 2015
Meridian Senior Living, LLC	5.6%
The MetroHealth System	5.3%
Northside Hospital	8.4%
Summit Orthopedics, Ltd.	14.2%
United States of America	11.3%

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
Our property portfolio has a high concentration of properties located in seven states. Our properties may be adversely affected by economic cycles and risks inherent to such states.
As of September 30, 2015, the following seven states represented 5% or more of our consolidated annualized rental income on a straight-line basis:

State	Percentage of Straight-line Rent
Florida	8.8%
Georgia	19.2%
Illinois	40.6%
Kentucky	5.6%
Minnesota	14.2%
Ohio	5.3%
Texas	6.3%
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
Unregistered Sales of Equity Securities
On July 13, 2015, we issued 2,666 restricted shares that vest over a period of five years to our independent directors, pursuant to our employee and director incentive restricted share plan. No selling commissions or other consideration were paid in connection with such issuances, which were made without registration under the Securities Act in reliance upon the exemption from registration in Section 4(a)(2) of the Securities Act as transactions not involving any public offering.
Use of Proceeds of Registered Securities
On August 20, 2014, we commenced our IPO on a "reasonable best efforts" basis of up to a maximum of $3.1 billion of common stock, consisting of up to 125.0 million shares, pursuant to the Registration Statement initially filed on May 28, 2014 with the SEC under the Securities Act of 1933, as amended. The Registration Statement, which was declared effective by the SEC on August 20, 2014, also covers 26.3 million shares of common stock pursuant to the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. As of September 30, 2015, we have issued 5.6 million shares of our common stock, including unvested restricted shares and shares issued pursuant to the DRIP, and received $138.5 million of offering proceeds.

The following table reflects the offering costs associated with the issuance of common stock:

Nine Months Ended
(In thousands)	September 30, 2015
Selling commissions and dealer manager fees	$11,942
Other offering costs	3,060
Total offering costs	$15,002
The Dealer Manager may reallow the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions reallowed related to the sale of shares of common stock:

Nine Months Ended
(In thousands)	September 30, 2015
Selling commissions and dealer manager fees	$11,942
Less:
Commissions to participating broker-dealers	(7,765)
Reallowance to participating broker-dealers	(1,296)
Net to the Dealer Manager	$2,881
As of September 30, 2015, we have incurred $17.3 million of cumulative offering costs in connection with registering and selling shares of our common stock. As of September 30, 2015, cumulative offering costs included $2.7 million of offering cost reimbursements incurred from the Advisor, Dealer Manager and Sponsor, excluding commissions and dealer manager fees. The Advisor elected to cap cumulative offering costs incurred by us, net of unpaid amounts, to 15.0% of gross common stock proceeds during the offering period. Cumulative offering costs, net of unpaid amounts, were less than 15.0% of gross proceeds at September 30, 2015. Cumulative offering proceeds from the sale of common stock exceeded cumulative offering costs by $121.2 million at September 30, 2015.
We have used and expect to continue to use substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of income producing real estate properties, focusing predominantly on MOBs and healthcare-related facilities. We may also originate or acquire first mortgage loans secured by real estate. As of September 30, 2015, we have used the net proceeds from our IPO to purchase 13 properties with an aggregate purchase price of $72.7 million. In connection with our acquisitions, we paid acquisition fees of $1.1 million, acquisition expense reimbursements of $0.4 million and financing coordination fees of approximately $38,000 to our Advisor during the nine months ended September 30, 2015. We paid third-party acquisition expenses of $0.4 million during the nine months ended September 30, 2015.
Issuer Purchases of Equity Securities
The following table reflects the number of shares repurchased cumulatively through September 30, 2015:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2014	—	—	$—
Nine Months Ended September 31, 2015(1)	1	1,021	24.97
Cumulative repurchases as of September 31, 2015(1)	1	1,021	$24.97
_______________

(1)
Includes one unfulfilled repurchase request consisting of 1,021 shares at an average repurchase price per share of $24.97, which was approved for repurchase as of September 30, 2015 and was completed in October 2015.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
On November 9, 2015, ARC advised us that ARC and Apollo Global Management, LLC (NYSE: APO) (together with its consolidated subsidiaries, “Apollo”) have mutually agreed to terminate an agreement, dated as of August 6, 2015, pursuant to which Apollo would have purchased a controlling interest in a newly formed company that would have owned a majority of the ongoing asset management business of AR Capital, including the Advisor and the Property Manager.  The termination has no effect on our current management team.
Also on November 9, 2015, RCS Capital Corporation (“RCS Capital”), the parent of the Dealer Manager and a company under common control with ARC, and Apollo announced that they have mutually agreed to amend an agreement, dated as of August 6, 2015, pursuant to which RCS Capital will sell its wholesale distribution business, including the Dealer Manager, to an affiliate of Apollo. This transaction is subject to customary closing conditions and regulatory approvals and is expected to close early in the first quarter of 2016. American National Stock Transfer, LLC and RCS Advisory Services, LLC will remain as subsidiaries of RCS Capital.
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
Edward F. Lange, Jr.
Chief Financial Officer, Chief Operating Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Dated: November 10, 2015

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.3*
Property Management and Leasing Agreement, dated August 20, 2014, by and among the Company, American Realty Capital Healthcare III Operating Partnership, L.P. and American Realty Capital Healthcare III Properties, LLC

10.14*	Agreement for Purchase and Sale of Real Property, dated July 2, 2015, by and between American Realty Capital VII, LLC and 200 E. 18th LLC
10.15*	First Amendment to Agreement for Purchase and Sale of Real Property, dated August 3, 2015, by and between American Realty Capital VII, LLC and 200 E. 18th LLC
10.16*	Agreement for Purchase and Sale of Real Property, dated May 27, 2015, by and between American Realty Capital VII, LLC and ICM VI-Philip Centre, LP
10.17*	Consent and Assumption Agreement with Release, dated as of August 14, 2015, by and among RGA Reinsurance Company, ICM VI-Philip Centre, LP, Bruce Timm, ARHC PPLVLGA01, LLC and the Company
10.18*	Assignment and Subordination of Management Agreement, dated August 14, 2015, by and among ARHC PPLVLGA01, LLC, Caddis Management Company, LLC and RGA Reinsurance Company
10.19*	Environmental Indemnity Agreement, dated August 14, 2015, by ARHC PPLVLGA01, LLC and the Company for the benefit of RGA Reinsurance Company
10.20*	Separate Guaranty of Carveout Obligations, dated August 14, 2015, by the Company in favor of RGA Reinsurance Company
10.21*	Asset Purchase Agreement, dated as of June 23, 2015, between American Realty Capital VII, LLC and Cedarhurst of Collinsville, LLC
10.22*
Agreement for Purchase and Sale of Real Property, dated July 1, 2015, among American Realty Capital VII, LLC, 310 Home Boulevard, Galesburg, IL - Davessa Venture, LLC and 336 Home Boulevard, Galesburg, IL - S.J. Russell, LLC

10.23*	First Amendment to Agreement for Purchase and Sale of Real Property, dated August 3, 2015, by and among American Realty Capital VII, LLC, Davessa Venture, LLC, S.J. Russell, LLC and Galeva LLC
10.24*	Second Amendment to Agreement for Purchase and Sale of Real Property, dated August 24, 2015, by and between American Realty Capital VII, LLC and Galeva LLC
10.25*	Asset Purchase Agreement, dated July 6, 2015, among American Realty Capital VII, LLC, Arcadian Cove, LLC and Arcadian Assisted Living, LLC
10.26*	First Amendment to Asset Purchase Agreement, dated August 25, 2015, among American Realty Capital VII, LLC, Cove Development, LLC, Arcadian Cove, LLC and Arcadian Assisted Living, LLC
10.27*	Agreement for Purchase and Sale of Real Property, dated July 28, 2015, between American Realty Capital VII, LLC and Kraus-Anderson, Incorporated
10.28*	First Amendment to Agreement for Purchase and Sale of Real Property, dated August 31, 2015, between American Realty Capital VII, LLC and Kraus-Anderson, Incorporated
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Healthcare Trust III, Inc.'s Quarterly Report on Form 10-Q for the nine months ended September 30, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________
*     Filed herewith.