Form 10-K
period 2015-12-31
American Realty Capital Healthcare Trust III, Inc.
filed 2016-03-04
CIK 1609234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

There is no established public market for the registrant's shares of common stock. As of June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, there were 3,461,488 shares of the registrant's common stock held by non-affiliates of the registrant.

As of February 29, 2016, the registrant had 6,810,986 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be delivered to stockholders in connection with the registrant's 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

FORM 10-K
Year Ended December 31, 2015

Forward-Looking Statements
Certain statements included in this Annual Report on Form 10-K are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of American Realty Capital Healthcare Trust III, Inc. (the "Company," "we," "our" and "us") and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as "may," "will," "seeks," "anticipates," "believes," "estimates," "expects," "plans," "intends," "should" or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We have a limited operating history and no established financing sources, which makes our future performance difficult to predict.

•
All of our executive officers and directors are also officers, managers or holders of a direct or indirect controlling interest in American Realty Capital Healthcare III Advisors, LLC (the "Advisor") and other entities affiliated with AR Global Investments, LLC (the successor business to AR Capital, LLC, "AR Global"), the parent of our sponsor, American Realty Capital VII, LLC (the "Sponsor"). As a result, our executive officers and directors, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's compensation arrangements with us and other investment programs advised by affiliates of AR Global and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions.

•
Because investment opportunities that are suitable for us may also be suitable for other investment programs advised by affiliates of AR Global, our Advisor and its affiliates face conflicts of interest relating to the purchase of properties and other investments and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could reduce the investment return to our stockholders.

•	No public market currently exists, or may ever exist, for shares of our common stock which are, and may continue to be, illiquid.

•
Our initial public offering of common stock (the "IPO"), which commenced on August 20, 2014, is a blind pool offering. We suspended our IPO on November 15, 2015, effective as of December 31, 2015, and it is not likely that we will resume the IPO.

•
We focus on acquiring a diversified portfolio of healthcare-related assets located in the United States and are subject to risks inherent in concentrating investments in the healthcare industry. We have only $16.8 million in cash on hand. While we may use a portion of cash on hand to consummate additional acquisitions, we generally expect to use cash on hand to fund distributions or for working capital needs.

•
We suspended our IPO, which was our primary source of capital to implement our investment strategy, reduce our borrowings, complete acquisitions, make capital expenditures and pay distributions, and we may not be able to obtain additional capital from other sources. As a result of the suspension of the IPO, we will be unable to achieve certain of our investment objectives, such as the anticipated size and diversification of our portfolio.

•
The healthcare industry is heavily regulated, and new laws or regulations, changes to existing laws or regulations, loss of licensure or failure to obtain licensure could result in the inability of tenants to make lease payments to us.

•	We are depending on our Advisor to conduct our operations. Adverse changes in the financial condition of our Advisor or our relationship with our Advisor could adversely affect us.

•	We may be unable to pay or maintain cash distributions or increase distributions over time.

•
We are permitted to pay distributions from unlimited amounts of any source. We have used, and may continue to use, net proceeds from our IPO, which has been suspended and is not likely to resume, and may use borrowings to fund distributions until we have sufficient cash flows from operations. There are no established limits on the amount of net proceeds and borrowings that we may use to fund distribution payments, except for those imposed by our organizational documents or Maryland law.

•
We may not generate cash flows in the future sufficient to pay our distributions to stockholders and, as such, to continue to pay distributions, we may be required to fund distributions from our remaining proceeds from our IPO, which has been suspended, and from borrowings, which may be at unfavorable rates and could restrict the amount we can borrow for investments and other purposes, or depend on our Advisor to waive reimbursement of certain expenses and fees to fund our operations.

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

•
We suspended our IPO, which was our primary source of capital to implement our investment strategy, reduce our borrowings, complete acquisitions, make capital expenditures and pay distributions, and we may not be able to obtain additional capital from other sources.

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

•
Commencing on the net asset value ("NAV") pricing date, the offering price and repurchase price for our shares, including shares sold pursuant to our distribution reinvestment plan ("DRIP"), will be based on NAV, which may not accurately reflect the value of our assets and may not represent what stockholders may receive on a liquidation of our assets.

In addition, we describe risks and uncertainties that could cause actual results and events to differ materially in "Risk Factors" (Part I, Item 1A of this Annual Report on Form 10-K), "Quantitative and Qualitative Disclosures about Market Risk" (Part II, Item 7A), and "Management's Discussion and Analysis" (Part II, Item 7).

PART I
Item 1. Business
We were incorporated on April 24, 2014 as a Maryland corporation that intends to qualify as a REIT beginning with our taxable year ended December 31, 2015. On August 20, 2014, we commenced our IPO on a "reasonable best efforts" basis of up to 125.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, for total gross proceeds of up to $3.1 billion, pursuant to a registration statement on Form S-11 (File No. 333-196302) (as amended, the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. The Registration Statement also covers up to 26.3 million shares of common stock available pursuant to the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.
On November 15, 2015, we suspended our IPO, which was conducted by Realty Capital Securities, LLC (the "Former Dealer Manager"), as exclusive wholesale distributor, effective December 31, 2015, and, on November 18, 2015, the Former Dealer Manager suspended sales activities it performed pursuant to the dealer manager agreement for the IPO, effective immediately. On December 31, 2015, we entered into a termination agreement with the Former Dealer Manager to terminate the dealer manager agreement. Due to these circumstances, it is not likely that we will resume the IPO. On January 25, 2016, we registered an additional 0.7 million shares to be issued under the DRIP pursuant to a registration statement on Form S-3 (File No. 333-209117) (the "DRIP Registration Statement").
On February 11, 2015, we received and accepted aggregate subscriptions in excess of the minimum offering amount for the IPO of $2.0 million in shares of common stock, broke general escrow and issued shares to our initial investors, who were admitted as stockholders. As of December 31, 2015, we had 6.8 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO of $167.2 million. Until the NAV pricing date (as described below) the per share purchase price in our IPO of shares issued under the DRIP will be equal to $23.75 per share, which is equal to 95% of the offering price in our IPO, which has been suspended. Beginning with the NAV pricing date, the per share price for shares under the DRIP will vary periodically and will be equal to our NAV. The NAV pricing date means the date we first publish an estimated per share NAV, which will be on or prior to July 11, 2017, which is 150 days following the second anniversary of the date that we broke escrow in our IPO.
We were formed to primarily acquire a diversified portfolio of healthcare-related assets including medical office buildings ("MOB"), seniors housing communities and other healthcare-related facilities for investment purposes. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by such types of properties. We purchased our first property and commenced real estate operations in March 2015. As of December 31, 2015, we owned 19 properties consisting of 467,932 rentable square feet.
Substantially all of our business is conducted through American Realty Capital Healthcare Trust III Operating Partnership, L.P. (the "OP"). We have no direct employees. The Advisor has been retained to manage our affairs on a day-to-day basis. We also have retained American Realty Capital Healthcare III Properties, LLC (the "Property Manager") to serve as our property manager. The Advisor and Property Manager are under common control with AR Global, the parent of our Sponsor, as a result of which they are related parties, and each of which have received or will receive compensation, fees and other expense reimbursements from us for services related to managing our business. The Advisor, Property Manager and Former Dealer Manager have received or will receive fees during our offering, acquisition, operational and liquidation stages.
Our Former Dealer Manager served as the dealer manager of our IPO and, together with certain of its affiliates, continued to provide us with various services through December 31, 2015. RCS Capital Corporation, the parent company of our Former Dealer Manager and certain of its affiliates that provided us with services, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global, the parent of our Sponsor.
Investment Objectives
Our principal investment objectives are:

•
to acquire a diversified portfolio of healthcare-related assets including MOBs, seniors housing communities and other healthcare-related facilities that generate sustainable growth in cash flow from operations to pay monthly cash distributions;

•	to preserve, protect and return our investors' capital contributions;

•	to realize growth in the value of our investments upon our ultimate sale of such investments; and

•	to be prudent, patient and deliberate, taking into account current real estate markets.

As of December 31, 2015, we had $16.8 million of cash on hand remaining from our IPO, which we generally expect to use for other corporate purposes, including working capital needs and funding distributions, and we may use a portion of this cash on hand to consummate additional acquisitions. As a result of the suspension of the IPO, we will be unable to achieve certain of our investment objectives, such as the anticipated size and diversification of our portfolio.
Acquisition and Investment Policies
Investment Focus
We focus our investment activities on acquiring a diversified portfolio of real estate properties, with a focus on healthcare-related assets. To the extent that we make additional investments, we expect that we will generally invest, directly or indirectly, in MOBs, seniors housing and other healthcare-related facilities. We may also invest in real estate-related investments relating to these types of properties. We focus primarily on investments that produce recurring income while providing investors the potential for growth.
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
As of December 31, 2015, we did not have any tenants (including for this purpose, all affiliates of such tenants) whose annualized rental incomes on a straight-line basis represented 10% or greater of total annualized rental income for the portfolio on a straight-line basis.
The following table details the geographic distribution, by state, of our portfolio as of December 31, 2015:

State	Number of Buildings	Annualized Rental Income (1)	Annualized Rental Income as a Percentage of the Total Portfolio	Rentable Square Feet	Percentage of Portfolio Rented Square Feet
		(In thousands)
Arizona	1	$575	4.7%	28,489	6.1%
Florida	4	1,032	8.5%	55,341	11.8%
Georgia	3	1,445	11.9%	52,283	11.2%
Illinois	5	5,077	41.9%	160,553	34.3%
Iowa	1	434	3.6%	21,767	4.7%
Kentucky	1	418	3.5%	34,659	7.4%
Michigan	1	1,189	9.8%	35,219	7.5%
Minnesota	1	1,072	8.8%	36,375	7.8%
Ohio	1	402	3.3%	25,070	5.4%
Texas	1	471	4.0%	18,176	3.8%
Total	19	$12,115	100.0%	467,932	100.0%
_______________

(1)
Annualized rental income as of December 31, 2015 for the leases in place in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable, as well as annualized revenue from our seniors housing — operating property.

Medical Office Building and Outpatient Facilities
As of December 31, 2015, we owned 17 MOB and outpatient facilities totaling 376,573 square feet. These facilities typically contain physicians' offices and examination rooms, and may also include pharmacies, hospital ancillary service space and outpatient services such as diagnostic imaging centers, rehabilitation clinics and ambulatory surgery centers. These facilities can be located on or near hospital campuses and require significant plumbing, electrical and mechanical systems to accommodate diagnostic imaging equipment such as x-rays or other imaging equipment, and may also have significant plumbing to accommodate physician exam rooms. In addition, MOBs are often built to accommodate higher structural loads for certain equipment and may contain specialized construction such as cancer radiation therapy vaults for cancer treatment.
There are a variety of types of MOBs: on campus, off campus, affiliated and non-affiliated. On campus MOBs are physically located on a hospital's campus, often on land leased from the hospital. A hospital typically creates strong tenant demand which leads to high tenant retention. Off campus properties are located independent of a hospital's location. Affiliated MOBs may be located on campus or off campus, but are affiliated with a hospital or health system. In some respects, affiliated MOBs are similar to on campus MOBs because the hospital relationship drives tenant demand and retention. Finally, non-affiliated MOBs are not affiliated with any hospital or health system, but may contain physician offices and other healthcare services. We favor affiliated MOBs versus non-affiliated MOBs because of the relationship and synergy with the sponsoring hospital or health system. The following table reflects the on campus, off campus, affiliated and non-affiliated MOB composition of our portfolio as of December 31, 2015:

MOB Classification	Number of Buildings	Rentable Square Feet
On Campus	1	70,023
Off Campus	16	306,550
Total	17	376,573
Affiliated	11	266,681
Non-affiliated	6	109,892
Total	17	376,573
Seniors Housing Communities
As of December 31, 2015, we owned one seniors housing community under a structure permitted by the REIT Investment Diversification Empowerment Act of 2007 ("RIDEA") and one seniors housing community under a long term lease. Under RIDEA, a REIT may lease qualified healthcare properties on an arm's length basis to a taxable REIT subsidiary if the property is operated on behalf of such subsidiary by a person who qualifies as an eligible independent contractor. Seniors housing communities include independent living facilities, assisted living facilities and memory care facilities. These communities cater to different segments of the elderly population based upon their personal needs and need for assistance with the activities of daily living. Services provided by our operators or tenants in these facilities are primarily paid for by the residents directly and are less reliant on government reimbursement programs such as Medicaid and Medicare. Our seniors housing communities primarily consist of assisted living and memory care units.
Assisted Living and Memory Care Facilities
Assisted living facilities ("ALFs") are licensed care facilities that provide personal care services, support and housing for those who need help with activities of daily living, such as bathing, eating and dressing, yet require limited medical care. The programs and services may include transportation, social activities, exercise and fitness programs, beauty or barber shop access, hobby and craft activities, community excursions, meals in a dining room setting and other activities sought by residents. ALFs are often in apartment-like buildings with private residences ranging from single rooms to large apartments. Certain ALFs may offer a separate facility that may provide a higher level of care for residents requiring memory care as a result of Alzheimer's disease or other forms of dementia. Levels of personal assistance are based in part on local regulations. As of December 31, 2015, our seniors housing assets included 100 assisted living units and 15 memory care units.
Independent Living Facilities
Independent living facilities are designed to meet the needs of seniors who choose to live in an environment surrounded by their peers with services such as housekeeping, meals and activities. These residents generally do not need assistance with activities of daily living, however, in some of our facilities, residents have the option to contract for these services. As of December 31, 2015, our seniors housing assets did not include any independent living units.

Hospitals, Post-Acute Care and Other Facilities
Hospitals, post-acute and other facilities are leased to tenants that provide healthcare services. Hospitals can include general acute care hospitals, inpatient rehabilitation hospitals, long-term acute care hospitals and surgical and specialty hospitals. These facilities provide inpatient diagnosis and treatment, both medical and surgical, and provide a broad array of inpatient and outpatient services including surgery, rehabilitation therapy as well as diagnostic and treatment services. Post-acute facilities offer restorative, rehabilitative and custodial care for people not requiring the more extensive and complex treatment available at acute care hospitals. Ancillary revenues and revenues from sub-acute care services are derived from providing services beyond room and board and include occupational, physical, speech, respiratory and intravenous therapy, wound care, oncology treatment, brain injury care and orthopedic therapy, as well as sales of pharmaceutical products and other services. Certain facilities provide some of the foregoing services on an out-patient basis. Inpatient rehabilitation services provided by our operators and tenants in these facilities are primarily paid for by private sources or through the Medicare and Medicaid programs. As of December 31, 2015, we did not own any hospitals, post-acute care or other facilities.
Investing in Real Estate Securities
We may invest in securities of non-majority owned publicly-traded and private companies primarily engaged in real estate businesses, including REITs and other real estate operating companies, and securities issued by pass-through entities of which substantially all the assets consist of REIT qualifying assets or real estate-related assets. We may purchase the common stock, preferred stock, debt, or other securities of these entities or options to acquire such securities. We currently do not intend to invest in, or originate, as applicable, real estate-related debt or investments (including real estate securities), such as collateralized mortgaged backed securities ("CMBS"), in excess of 20% of the net proceeds of our IPO. Any investment in equity securities (including any preferred equity securities) must be approved by a majority of directors, including a majority of independent directors, not otherwise interested in the transaction as fair, competitive and commercially reasonable.
Acquisition Structure
To date, we have acquired fee interests (a "fee interest" is the absolute, legal possession and ownership of land, property, or rights) and leasehold interests (a "leasehold interest" is a right to enjoy the exclusive possession and use of an asset or property for a stated definite period as created by a written lease) in properties. We expect that any future acquisitions will also be acquisitions of fee interests, although other methods of acquiring a property may be utilized if we deem it to be advantageous. For example, we have and may continue to acquire properties through a joint venture or the acquisition of substantially all of the interests of an entity which in turn owns the real property. We also may make preferred equity investments in an entity that owns real property; however, our focus will be on acquiring MOBs, seniors housing communities and other healthcare-related facilities.
International Investments
We may make investments in assets located outside of the United States.
Development and Construction of Properties
We may acquire undeveloped land or substantially redevelop existing properties with an aggregate value of up to 10% of the value of our total assets, or enter into joint ventures to do the same.
Joint Ventures
We have and may continue to enter into joint ventures, partnerships and other co-ownership arrangements (including preferred equity investments) for the purpose of making investments. Some of the potential reasons to enter into a joint venture would be to acquire assets we could not otherwise acquire, to reduce our capital commitment to a particular asset, or to benefit from certain expertise that a partner might have, such as development or operational expertise, among others. As of December 31, 2015, we owned two properties through a joint venture with unaffiliated third parties.
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
In addition, it is currently our intention to limit our aggregate borrowings to 45% of the aggregate fair market value of our assets, unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, calculated after the close of our IPO and once we have invested substantially all the proceeds of our IPO, will not apply to individual real estate assets or investments. As of December 31, 2015, our secured debt leverage ratio (total secured debt divided by total assets) was approximately 3.5% and we did not have any unsecured borrowings. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under our charter. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits.
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
Tax Status
We intend to elect and qualify to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), effective for our taxable year ended December 31, 2015. We believe that we are organized and operating in a manner so that we will qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. In order to qualify and continue to qualify for taxation as a REIT, we must, among other things, distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with accounting principles generally accepted in the United States ("GAAP")), determined without regard to the deduction for dividends paid and excluding net capital gains, and must comply with a number of other organizational and operational requirements. If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax on that portion of our REIT taxable income that we distribute to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and properties as well as federal income and excise taxes on our undistributed income.
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

In addition, we compete with other entities engaged in real estate investment activities to locate suitable properties to acquire, locate tenants to occupy our properties and locate purchasers to buy our properties. These competitors include other REITs, specialty finance companies, insurance companies, mutual funds, pension funds, private equity funds, institutional investors, lenders, governmental bodies and other entities. There are also other REITs, including Healthcare Trust, Inc. ("HTI"), which is indirectly sponsored by AR Global, with asset acquisition objectives similar to ours, and others may be organized in the future. Some of these competitors, including larger REITs, have substantially greater marketing and financial resources than we have and generally may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of tenants. In addition, these same entities seek financing through similar channels as us. Therefore, we will compete for institutional investors in a market where funds for real estate investment may decrease.
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
Environmental Regulations
As an owner of real property, we are subject to various federal, state and local laws and regulations regarding environmental, health and safety matters. These laws and regulations address, among other things, asbestos, polychlorinated biphenyls, fuel, oil management, wastewater discharges, air emissions, radioactive materials, medical wastes, and hazardous wastes, and in certain cases, the costs of complying with these laws and regulations and the penalties for non-compliance can be substantial. Even with respect to properties that we do not operate or manage, we may be held primarily or jointly and severally liable for costs relating to the investigation and clean-up of any property from which there is or has been an actual or threatened release of a regulated material and any other affected properties, regardless of whether we knew of or caused the release. Such costs typically are not limited by law or regulation and could exceed the property's value. In addition, we may be liable for certain other costs, such as governmental fines and injuries to persons, property or natural resources, as a result of any such actual or threatened release.
Under the terms of our lease and management agreements, we generally have a right to indemnification by the tenants, operators and managers of our properties for any contamination caused by them. However, we cannot assure you that our tenants, operators and managers will have the financial capability or willingness to satisfy their respective indemnification obligations to us, and any such inability or unwillingness to do so may require us to satisfy the underlying environmental claims.
We did not make any material capital expenditures in connection with environmental, health, and safety laws, ordinances and regulations in 2015 and do not expect that we will be required to make any such material capital expenditures during 2016.
Employees
As of December 31, 2015, we had no employees. Instead, the employees of our Advisor and other affiliates of our Sponsor performed a full range of services for us, including acquisitions, property management, accounting, legal, asset management, transfer agent and investor relations services. We are dependent on these affiliates for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, property management and other general administrative responsibilities. In the event that any of these companies were unable to provide these services to us, we would be required to provide such services ourselves by hiring our own workforce or obtaining such services from another third party at potentially higher costs.

Available Information
We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all amendments to those filings with the SEC. We also filed our Registration Statement in connection with our IPO and the DRIP Registration Statement for additional shares to be issued under the DRIP with the SEC. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or you may obtain information by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet address at http://www.sec.gov that contains reports, proxy statements and information statements, and other information, which you may obtain free of charge. In addition, copies of our filings with the SEC may be obtained from the website maintained for us and our affiliates at www.thehealthcarereit3.com or www.ar-global.com. Access to these filings is free of charge. We are not incorporating our website or any information from these websites into this Annual Report on Form 10-K.
Item 1A. Risk Factors
Set forth below are the risk factors that we believe are material to our investors. The occurrence of any of the risks discussed in this Annual Report on Form 10-K could have a material adverse effect on our business, financial condition, results of operations and ability to pay dividends.
Risks Related to Our Properties and Operations
We are dependent on our Advisor and our Property Manager to provide us with executive officers, key personnel and all services required for us to conduct our operations and our operating performance may be impacted by any adverse changes in the financial health or reputation of our Advisor.
We have no employees. Personnel and services that we require are provided to us under contracts with our Advisor and our Property Manager. We depend on our Advisor and our Property Manager to manage our operations and acquire and manage our portfolio of real estate assets. Our Advisor makes all decisions with respect to the management of our company, subject to the supervision of, and any guidelines established by, our board of directors.
Our success depends to a significant degree upon the contributions of our executive officers. Our executive officers are also executive officers of a non-traded REIT with similar investment objectives to ours which is sponsored and advised by entities under common control with our Sponsor and our Advisor. Competition for such skilled personnel is intense, and we cannot assure you that our Advisor will be successful in attracting and retaining such skilled personnel capable of meeting the needs of our business. We cannot guarantee that all, or any particular one of these key personnel, will continue to provide services to us or our Advisor, and the loss of any of these key personnel could cause our operating results to suffer. Further, we have not and do not intend to separately maintain key person life insurance on any of our Advisor’s key personnel. Moreover, any adverse changes in the financial health of our Advisor or our Property Manager could negatively impact their ability to supply us with the key personnel necessary for successful operations.
On December 18, 2015, Thomas P. D’Arcy stepped down as chief executive officer, president and secretary of our company and our Advisor to pursue other opportunities. Also on December 18, 2015, Edward F. Lange, Jr. stepped down as chief financial officer and treasurer to pursue other opportunities. There were no disagreements between us and Mr. D’Arcy or us and Mr. Lange.
In addition, our Advisor depends upon the fees and other compensation that it receives from us in connection with the management of our business and sale of our properties to conduct its operations. Any adverse changes in the financial condition of, or our relationship with, our Advisor could hinder its ability to successfully manage our operations and our portfolio of investments. Additionally, changes in ownership or management practices, the occurrence of adverse events affecting our Advisor or its affiliates or other companies advised by our Advisor and its affiliates could create adverse publicity and adversely affect us and our relationship with lenders, tenants or counterparties.
We suspended our primary initial public offering, which was our primary source of capital to implement our investment strategy, reduce our borrowings, complete acquisitions, make capital expenditures and pay distributions, and we may not be able to obtain additional capital from other sources.
We have historically been dependent on proceeds from our primary initial public offering to provide adequate capital to implement our investment strategy, reduce our borrowings, complete acquisitions, make capital expenditures and pay distributions, but we do not expect to receive any capital from our primary initial public offering in the future.

On November 15, 2015, we suspended our IPO effective December 31, 2015, and, on November 18, 2015, the Former Dealer Manager suspended sales activities it performs pursuant to the dealer manager agreement for our IPO, effective immediately. On December 31, 2015, we entered into a termination agreement with the Former Dealer Manager to terminate the dealer manager agreement. Due to these circumstances, it is not likely that we will resume our IPO. We registered $3.1 billion in shares of common stock for sale in our IPO and, through December 31, 2015, we have sold 6.8 million shares of common stock in our IPO for $167.2 million in net proceeds, $16.8 million of which has not yet been invested or used for other purposes.
Because we do not expect additional proceeds to be raised from our IPO, we may require funds in addition to operating cash flow to meet our capital requirements during the fiscal year ending December 31, 2016 and may not be able to meet these requirements with cash on hand. Therefore, we may be required to pursue, among other methods for providing funds, deferrals of capital expenditures, deferrals of property management fees payable to our Advisor or Property Manager, sales of assets and additional debt or equity financing. There can be no assurance that we will be successful in obtaining sufficient proceeds from any of these pursuits to meet our obligations. Our inability to meet our capital requirements could cause us to reduce or eliminate distributions, default under our indebtedness and other obligations and otherwise have a material adverse effect on our business and results of operations.
Our IPO has raised substantially less proceeds than expected and we do not expect to raise additional proceeds in our IPO. As a result, our portfolio will be less diversified than previously planned.
Our investment objectives were originally premised on the amount of proceeds we expected to raise in the IPO. We registered $3.1 billion in shares of common stock for sale in our IPO and, through December 31, 2015, we have sold 6.8 million shares of common stock in our IPO for $167.2 million in net proceeds, $16.8 million of which has not yet been invested or used for other purposes. Our IPO has been suspended and we do not expect to raise additional proceeds in our IPO. Because we have raised less proceeds than registered, it has adversely affected our ability to achieve our original investment objectives. We will make fewer investments than we would if we were continuing to raise proceeds in the IPO, resulting in less diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. As a result, the likelihood of our profitability being affected by the performance of any one of our investments is increased. We are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. Investments in our shares are subject to greater risk to the extent that we lack a diversified portfolio of investments.
In addition, to the extent that we raised less proceeds than expected in our IPO, our fixed operating expenses as a percentage of gross income, our financial condition and our ability to pay distributions could be adversely affected.
Because we do not expect to raise additional proceeds from our IPO, which is now suspended, we may be unable to pay future distributions at the same rate.
We do not expect to raise additional proceeds in our IPO, which is now suspended. We have paid 50.1% of our distributions from proceeds from the issuance of common stock under our IPO since we commenced our initial public offering in August 2014, and we have had negative cash flows from operations since our inception. There can be no assurance that we will generate sufficient cash from our operations in the future to pay future distributions at the same rate as we have previously paid distributions. We may pay distributions from borrowings, including possible borrowings from our Advisor or its affiliates, the sale of additional securities, advances from our Advisor, and our Advisor’s deferral, suspension or waiver of its fees and expense reimbursements. In addition, we may pay distributions that exceed our funds from operations ("FFO"), a non-GAAP measure that we use as a performance measure.
Our board of directors may change our distribution policy, in its sole discretion, at any time, especially if the distributions paid in any particular period exceed our FFO. Distributions in excess of FFO may indicate that the level of distributions may not be sustainable going forward. Distributions funded from proceeds from the issuance of common stock are a return of capital to stockholders, from which we will have already paid offering expenses in connection with our primary initial public offering. We have not established any limit on the amount of proceeds from the IPO that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; or (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any.

Because distributions have been funded with proceeds from the issuance of stock under our IPO and the IPO has been suspended, we will need to fund distributions in the future from cash flows provided by operations, proceeds from the DRIP and our cash on hand. As a result, we will have less funds available for acquiring properties or other real estate-related investments, which could reduce the return our stockholders realize on their investment in our common stock. We currently have $16.8 million of cash on hand. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets or proceeds from the issuance of common stock under our IPO may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute our stockholders’ interest in us if we sell shares of our common stock or securities convertible or exercisable into shares of our common stock to third-party investors. We also have partially funded, and expect to continue to partially fund, distributions from proceeds from the DRIP, which will reduce the funds available for acquisitions, to the extent we consummate additional acquisitions, capital expenditures and for general corporate purposes. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability or affect the distributions payable to our stockholders upon a liquidity event, any or all of which may have an adverse effect on our stockholders’ investments.
We may be unable to maintain distributions over time.
There are many factors that can affect the availability and timing of cash distributions to stockholders, including the amount of cash flow from operations and FFO. In the past, we have not generated, and may not in the future generate, operating cash flows sufficient to continue to pay dividends to our stockholders at the current rate. Our cash flows used in operations were $2.8 million for the year ended December 31, 2015. During the year ended December 31, 2015, we paid distributions of $4.3 million, of which $2.2 million, or 50.1%, was funded from proceeds from our IPO and $2.1 million, or 49.9%, was funded from proceeds from our IPO which were reinvested in common stock issued under our DRIP. During the year ended December 31, 2015, cash flow from operations included an increase in accounts payable and accrued expenses of $1.2 million, as reflected on the statement of cash flows. Accordingly, if these accounts payable and accrued expenses had been paid during the year ended December 31, 2015, there would have been $1.2 million less in cash flow from operations available to pay distributions. Using offering proceeds to pay distributions, especially if the distributions are not reinvested through our DRIP, reduces cash available for investment in assets or other purposes, and reduces our per share stockholders' equity. We may continue to use net offering proceeds to fund distributions.
We do not expect to generate sufficient cash flow from operations in 2016 to pay distributions at our current level and we may not generate sufficient cash flows from operations to pay future distributions. The amount of cash available for distributions is affected by many factors, such as rental income from acquired properties and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. With limited operating history, we cannot assure our stockholders that we will be able to continue to pay distributions or that distributions will increase over time. We cannot give any assurance that rents from the properties we have acquired will increase, or that future acquisitions of real properties will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing a distribution rate to stockholders.
If we do not generate sufficient cash flows from our operations, we expect to use a portion of our cash on hand, which represents the remaining proceeds we received in our IPO, and the proceeds from our DRIP to pay distributions. A decrease in the level of stockholder participation in our DRIP could have an adverse impact on our ability to meet these expectations. If these sources are insufficient, we may use other sources, such as from borrowings, the sale of additional securities, advances from our Advisor, and our Advisor's deferral, suspension or waiver of its fees and expense reimbursements, as to which it has no obligation, to fund distributions.
Funding distributions from any of these sources may reduce the amount of capital we ultimately invest in properties and other permitted investments, have available for other purposes and may negatively impact the value of an investment in our common stock, especially if a substantial portion of our distributions is paid from offering proceeds. There is no guarantee that we will pay any particular amount of distributions, if at all. There is no assurance that we will be able to obtain funds from such sources, or pay or maintain our current level of dividends.
Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets or the proceeds of our IPO may affect our ability to generate additional operating cash flows. Funding distributions from the sale of additional securities could dilute each stockholder's interest in us if we sell shares of our common stock or securities that are convertible or exercisable into shares of our common stock to third-party investors. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability or affect the distributions payable to stockholders upon a liquidity event, any or all of which may have an adverse effect on an investment in our shares.
We may not have sufficient cash from operations to make a distribution required to qualify for or maintain our REIT status, which may materially adversely affect an investment in our common stock.

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
We have limited capital available to make acquisitions.
As of December 31, 2015, we had $16.8 million of proceeds remaining from our IPO, with $0.5 million earmarked for an acquisition. While we may use a portion of cash on hand to consummate additional acquisitions, we generally expect to use cash on hand to fund distributions or for working capital needs. To the extent we acquire additional properties, our acquisition activities may be exposed to, and their success may be adversely affected by, the following risks:

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

Acquired properties may expose us to unknown liability, which could adversely affect our results of operations, cash flow and the market value of our securities.
We may acquire properties subject to liabilities and without any recourse, or with only limited recourse, against the prior owners or other third parties with respect to unknown liabilities. As a result, if a liability were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle or contest it, which could adversely affect our results of operations, cash flow and the market value of our securities. Unknown liabilities with respect to acquired properties might include:

•	liabilities for clean-up of undisclosed environmental contamination;

•	claims by tenants, vendors or other persons against the former owners of the properties;

•	liabilities incurred in the ordinary course of business; and

•	claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.
Our stockholders may be more likely to sustain a loss on their investment in our common stock because our Sponsor does not have as strong an economic incentive to avoid losses as does a sponsor who has made significant equity investments in its company.
Our Sponsor has only invested $0.2 million in us through the purchase of 8,888 shares of our common stock at $22.50 per share, reflecting no selling commission or dealer manager fees paid in connection with such sale. Neither our Sponsor nor any affiliate may sell this initial investment while the Sponsor remains a sponsor but may transfer the shares to our other affiliates. Since our Sponsor does not have a significant investment in our equity, our investors may be at a greater risk of loss because our Sponsor may have less to lose from a decrease in the value of our shares as does a sponsor that makes more significant equity investments in its company.

Because no public trading market for our shares currently exists, it will be difficult for our stockholders to sell their shares and, if our stockholders are able to sell their shares, it will likely be at a substantial discount to the public offering price.
Our charter neither requires our directors to seek stockholder approval to liquidate our assets by a specified date, nor does it require our directors to list our shares for trading on a national securities exchange by a specified date. There is no public market for our shares, and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. In addition, our charter prohibits the ownership of more than 9.8% in value of the aggregate of outstanding shares of our capital stock and more than 9.8% in value or number of shares, whichever is more restrictive, of any class or series of our capital stock, unless exempted (prospectively or retroactively) by our board of directors, which may inhibit large investors from purchasing our stockholders’ shares. Further, our board of directors could amend, suspend or terminate our share repurchase program ("SRP") upon thirty days’ notice. Further, the SRP includes numerous restrictions that limit our stockholders' ability to sell their shares, including limits on the total number of shares that may be repurchased in a given year, and our board of directors has the right to reject any request for repurchase. During the quarter ended December 31, 2015, our board of directors authorized the Company not to accept any repurchase requests received during that quarter due to a lack of 2015 repurchase availability remaining under the SRP prior to its amendment. Therefore, it is difficult for our stockholders to sell their shares promptly or at all. If a stockholder is able to sell his or her shares, it would likely be at a substantial discount to the public offering price. There also can be no assurance that we will be able to generate capital required to fund repurchases under our SRP. It is also likely that our shares would not be accepted as the primary collateral for a loan. Because of the illiquid nature of our shares, investors should purchase our shares only as a long-term investment and be prepared to hold them for an indefinite period of time.
If we, through our Advisor, are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions, which would adversely affect the value of an investment in our common stock.
Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Advisor in acquiring our investments, to the extent that we make additional investments, selecting tenants for our properties and securing independent financing arrangements. As of December 31, 2015, we have acquired 19 properties. Our stockholders may not have the opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. Our stockholders must rely entirely on the management ability of our Advisor and the oversight of our board of directors.
To the extent that we determine to make additional investments, we cannot be sure that our Advisor will be successful in obtaining additional suitable investments on financially attractive terms or that, if it makes investments on our behalf, our objectives will be achieved. If we, through our Advisor, are unable to find additional suitable investments, we will hold the proceeds of our IPO in an interest-bearing account, invest the proceeds in short-term, investment-grade investments, or if our board of directors determines it is in the best interests of our stockholders, we will return the uninvested proceeds to investors and liquidate. In such an event, our ability to pay distributions to our stockholders would be adversely affected.
We may change our targeted investments without stockholder consent.
Our assets consist of a portfolio of healthcare-related assets including medical office buildings, seniors housing and other healthcare-related facilities. We may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, our targeted investments. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions to our stockholders.
If we internalize our management functions, we may be unable to obtain key personnel, and our ability to achieve our investment objectives could be delayed or hindered, which could adversely affect our ability to pay distributions to our stockholders and the value of an investment in our common stock.
We may engage in an internalization transaction and become self-managed in the future. If we internalize our management functions, certain key employees may not become our employees but may instead remain employees of our Advisor or its affiliates. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs, and divert our management’s attention away from most effectively managing our investments, which could, among other things, result in us being sued and incurring litigation-associated costs in connection with the internalization transaction. Although our charter and advisory agreement provide that no compensation or remuneration will be payable by us or the OP to our Advisor or any of its affiliates in connection with any internalization (an acquisition of management functions by us from our Advisor), an internalization will not create any right to any assets, intellectual property, personnel or pipeline of assets of the Advisor or its affiliates.

Our rights and the rights of our stockholders to recover claims against our officers, directors and Advisor are limited, which could reduce our and our stockholders’ recovery against them if they cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, subject to certain limitations set forth therein or under Maryland law, our charter provides that no director or officer will be liable to us or our stockholders for monetary damages and requires us to indemnify our directors, officers and Advisor and our Advisor’s affiliates and permits us to indemnify our employees and agents. However, our charter provides that we may not indemnify a director, our Advisor or an affiliate of our Advisor for any loss or liability suffered by any of them or hold harmless such indemnitee for any loss or liability suffered by us unless: (1) the indemnitee determined, in good faith, that the course of conduct that caused the loss or liability was in our best interests, (2) the indemnitee was acting on behalf of or performing services for us, (3) the liability or loss was not the result of (A) negligence or misconduct, in the case of a director (other than an independent director), the advisor or an affiliate of the advisor, or (B) gross negligence or willful misconduct, in the case of an independent director, and (4) the indemnification or agreement to hold harmless is recoverable only out of our net assets and not from our stockholders.
Although our charter does not allow us to indemnify or hold harmless an indemnitee to a greater extent than permitted under Maryland law and the North American Securities Administrators Association Statement of Policy Regarding Real Estate Investment Trusts, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our Advisor and its affiliates, than might otherwise exist under common law, which could reduce our and our stockholders’ recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our Advisor and its affiliates in some cases which would decrease the cash otherwise available for distribution to our stockholders.
Commencing with such time as we estimate NAV, the purchase price under the DRIP and the repurchase price of our shares under our share repurchase program will be based on our NAV, which will be based upon subjective judgments, assumptions and opinions about future events, and may not reflect the amount that our stockholders might receive for their shares in a market transaction.
Commencing with the date we commence estimating the net asset value ("NAV"), which we refer to as the NAV pricing date, the purchase price under the DRIP and the repurchase price of our shares under our SRP will be based on our NAV. Our Advisor will engage an independent valuer to perform appraisals of our real estate assets in accordance with valuation guidelines established by our board of directors. As with any methodology used to estimate value, the valuation methodologies that will be used by any independent valuer to value our properties involve subjective judgments concerning factors such as comparable sales, rental and operating expense data, capitalization or discount rate, and projections of future rent and expenses.
Under our valuation guidelines, our independent valuer estimates the market value of our principal real estate and real estate-related assets, and our Advisor determines the net value of our real estate and real estate-related assets and liabilities taking into consideration such estimate provided by the independent valuer. Our Advisor reviews the valuation provided by the independent valuer for consistency with its determinations of value and our valuation guidelines and the reasonableness of the independent valuer's conclusions. Our board of directors reviews the appraisals and valuations and makes a final determination of the estimated per share NAV. Although the valuations of our real estate assets by the independent valuer are reviewed by our Advisor and approved by our board of directors, neither our Advisor nor our board of directors will independently verify the appraised value of our properties and valuations do not necessarily represent the price at which we would be able to sell an asset. As a result, the appraised value of a particular property may be greater or less than its potential realizable value, which would cause our estimated per share NAV to be greater or less than the potential realizable NAV.
Because they are based on estimated per share NAV, the price at which our shares may be sold under the DRIP and the price at which our shares may be repurchased by us pursuant to the SRP may not reflect the price that our stockholders would receive for their shares in a market transaction.

Because valuations will only occur periodically, estimated per share NAV may not accurately reflect material events that would impact our NAV and may suddenly change materially if the appraised values of our properties change materially or the actual operating results differ from what we originally budgeted.
Following the initial valuation of estimated per share NAV, subsequent valuations will occur periodically, at the discretion of our board of directors, provided that such calculations will be made at least once annually. In connection with any periodic valuation, which are generally expected to be conducted annually, our Advisor's estimate of the value of our real estate and real estate-related assets will be partly based on appraisals of our properties, which we expect will only be appraised in connection with a periodic valuation. Any changes in value that may have occurred since the most recent periodic valuation will not be reflected in estimated per share NAV, and there may be a sudden change in the estimated per share NAV when new appraisals and other material events are reflected. To the extent actual operating results differ from our original estimates, estimated per share NAV may be affected, but we will not retroactively or proactively adjust estimated per share NAV because our actual results from operations may be better or worse than what we previously budgeted for any period. If our actual operating results cause our NAV to change, such change will only be reflected in our estimated per share NAV when a periodic valuation is completed.
Because valuations will only occur periodically, our estimated per share NAV may differ significantly from our actual NAV at any given time.
Our business could suffer in the event our Advisor or any other party that provides us with services essential to our operations experiences system failures or cyber-incidents or a deficiency in cybersecurity.
Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for the internal information technology systems of our Advisor and other parties that provide us with services essential to our operations, these systems are vulnerable to damage from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business.
A cyber-incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of information resources. More specifically, a cyber-incident is an intentional attack or an unintentional event that can result in third parties gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. As reliance on technology in our industry has increased, so have the risks posed to the systems of our Advisor and other parties that provide us with services essential to our operations, both internal and those that have been outsourced. In addition, the risk of a cyber-incident, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted attacks and intrusions evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected.
The remediation costs and lost revenues experienced by a victim of a cyber-incident may be significant and significant resources may be required to repair system damage, protect against the threat of future security breaches or to alleviate problems, including reputational harm, loss of revenues and litigation, caused by any breaches. In addition, a security breach or other significant disruption involving the IT networks and related systems of our Advisor or any other party that provides us with services essential to our operations could:

•	result in misstated financial reports, violations of loan covenants, missed reporting deadlines and/or missed permitting deadlines;

•	affect our ability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;

•
result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;

•	result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space;

•	require significant management attention and resources to remedy any damages that result;

•	subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or

•	adversely impact our reputation among our tenants and investors generally.

Although our Advisor and other parties that provide us with services essential to our operations intend to continue to implement industry-standard security measures, there can be no assurance that those measures will be sufficient, and any material adverse effect experienced by our Advisor and other parties that provide us with services essential to our operations could, in turn, have an adverse impact on us.
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
We rely on our Advisor and its executive officers and other key real estate professionals at our Advisor and our Property Manager to identify suitable investment opportunities for us. Several of the key real estate professionals of our Advisor are also the key real estate professionals of other public programs sponsored by AR Global. Many investment opportunities that are suitable for us may also be suitable for other programs sponsored directly or indirectly by AR Global. For example, HTI seeks, like us, to acquire a diversified portfolio of healthcare-related assets. The investment opportunity allocation agreement we have entered into with HTI may result in us not being able to acquire separate properties identified by our Advisor and its affiliates.
In addition, we may acquire properties in geographic areas where other AR Global-sponsored or any service provider-sponsored programs own properties. Also, we may acquire properties from, or sell properties to, other AR Global-sponsored programs. If one of the other AR Global-sponsored programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. Similar conflicts of interest may apply if our Advisor determines to make or purchase mortgage, bridge or mezzanine loans or participations therein on our behalf, since other AR Global-sponsored programs may be competing with us for these investments.
Our Advisor will face conflicts of interest relating to joint ventures, which could result in a disproportionate benefit to the other venture partners at our expense and adversely affect the return on an investment in our common stock.
We may enter into joint ventures with other AR Global-sponsored programs for the acquisition, development or improvement of properties. Our Advisor may have conflicts of interest in determining which AR Global-sponsored program should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, our Advisor may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Since our Advisor and its affiliates will control both the affiliated co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceeds the percentage of our investment in the joint venture.
Our Advisor and Sponsor and their officers and employees and certain of our executive officers and other key personnel face competing demands relating to their time, and this may cause our operating results to suffer.
Our Advisor and Sponsor and their officers and employees and certain of our executive officers and other key personnel and their respective affiliates are key personnel, general partners, sponsors, managers, owners and advisors of other real estate investment programs, including AR Global-sponsored REITs, some of which have investment objectives and legal and financial obligations similar to ours and may have other business interests as well. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. If this occurs, the value of an investment in our common stock may decline.
The management of multiple REITs by certain of the officers of our Advisor may significantly reduce the amount of time such officers of our Advisor are able to spend on activities related to us and may cause other conflicts of interest, which may cause our operating results to suffer.
Certain officers of our Advisor are part of the senior management or are key personnel of several other REITs sponsored directly or indirectly by AR Global and their advisors. Such REITs may have concurrent or overlapping fundraising, acquisition, operational and disposition and liquidation phases as us, which may cause conflicts of interest to arise throughout the life of our company with respect to, among other things, finding investors, locating and acquiring properties, entering into leases and disposing of properties. The conflicts of interest each of the officers of our Advisor faces may affect their performance of services for us due to the competing time demands.

All of our executive officers, some of our directors and the key real estate and other professionals assembled by our Advisor and our Property Manager face conflicts of interest related to their positions or interests in affiliates of our Sponsor, which could hinder our ability to successfully implement our business strategy.
All of our executive officers, some of our directors and the key real estate and other professionals assembled by our Advisor and Property Manager are also executive officers, directors, managers, key professionals or holders of a direct or indirect controlling interests in our Advisor and our Property Manager or other Sponsor-affiliated entities. Through our Sponsor’s affiliates, some of these persons work on behalf of programs sponsored directly or indirectly by AR Global. As a result, they have loyalties to each of these entities, which loyalties could conflict with the fiduciary duties they owe to us and could result in action or inaction detrimental to our business. Conflicts with our business and interests are most likely to arise from (a) allocation of investments and management time and services between us and the other entities, (b) our purchase of properties from, or sale of properties to, entities sponsored by affiliates of our Advisor, (c) investments with entities sponsored by affiliates of our Advisor, (d) compensation to our Advisor and (e) our relationship with our Advisor and our Property Manager. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.
The conflicts of interest inherent in the incentive fee structure of our arrangements with our Advisor and its affiliates could result in actions that are not necessarily in the long-term best interests of our stockholders, including required payments if we terminate the Advisory agreement, even for poor performance by our Advisor.
Under our Advisory agreement and the limited partnership agreement of the OP (the "Partnership Agreement"), the special limited partner and its affiliates are entitled to fees, distributions and other amounts that are structured in a manner intended to provide incentives to our Advisor to perform in our best interests. However, because our Advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, its interests may not be wholly aligned with those of our stockholders. In that regard, our Advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle it or the special limited partner to fees. In addition, the special limited partner and its affiliates’ entitlement to fees and distributions upon the sale of our assets and to participate in sale proceeds could result in our Advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle our Advisor and its affiliates, including the special limited partner, to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest. In addition, our advisory agreement, property management agreement and other agreements with our Advisor and its affiliates include covenants and conditions that are subject to interpretation and could result in disagreements.
Moreover, the Partnership Agreement requires the OP to pay a performance-based termination distribution to the special limited partner or its assignees if we terminate the Advisory agreement, even for poor performance by our Advisor, prior to the listing of our shares for trading on an exchange or, absent such listing, in respect of its participation in net sales proceeds. To avoid paying this distribution, our independent directors may decide against terminating the Advisory agreement prior to our listing of our shares or disposition of our investments even if, but for the termination distribution, termination of the Advisory agreement would be in our best interest. Similarly, because this distribution would still be due even if we terminate the Advisory agreement for poor performance, our Advisor may be incentivized to focus its resources and attention on other matters or otherwise fail to use its best efforts on our behalf.
In addition, the requirement to pay the distribution to the special limited partner or its assignees at termination could cause us to make different investment or disposition decisions than we would otherwise make, in order to satisfy our obligation to pay the distribution to the special limited partner or its assignees. Moreover, our Advisor has the right to terminate the Advisory agreement upon a change of control of our company and thereby trigger the payment of the termination distribution, which could have the effect of delaying, deferring or preventing the change of control. In addition, our Advisor will be entitled to an annual subordinated performance fee such that for any year in which investors receive payment of a 6.0% annual cumulative, pre-tax, non-compounded return on the capital contributed by investors, our Advisor is entitled to 15.0% of the amount in excess of such 6.0% per annum return, provided that the amount paid to our Advisor does not exceed 10.0% of the aggregate return for such year, and that the amount, while accruing annually in each year the 6.0% return is attained, will not actually be paid to our Advisor unless investors receive a return of capital contributions, which could encourage our Advisor to recommend riskier or more speculative investments.

Risks Related to Our Corporate Structure
We have disclosed funds from operations and modified funds from operations, each a non-GAAP financial measure, in future communications with investors, including documents filed with the SEC; however, funds from operations and modified funds from operations are not equivalent to our net income or loss of cash flow from operations as determined under GAAP, and our stockholders should consider GAAP measures to be more relevant to our operating performance.
We disclose to investors FFO and modified funds from operations ("MFFO"), which are non-GAAP financial measures. FFO and MFFO are not equivalent to our net income or loss or cash flow from operations as determined in accordance with GAAP, and investors should consider GAAP measures to be more relevant to evaluating our operating performance and ability to pay distributions.
Because of differences in calculating FFO and MFFO in comparison to GAAP net income, these measures may not be accurate indicators of our operating performance. In addition, FFO and MFFO are not indicative of cash flow available to fund cash needs and investors should not consider FFO and MFFO as alternatives to cash flows from operations or an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to pay distributions to our stockholders. Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO and MFFO. Also, because not all companies calculate FFO and MFFO the same way, comparisons with other companies may not be meaningful.
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
Our charter permits our board of directors to authorize the issuance of up to 350.0 million shares of stock. In addition, our board of directors, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our board of directors may also classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications or terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.
Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired and may limit our stockholders’ ability to exit the investment.
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
The Maryland Control Share Acquisition Act provides that holders of “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by the affirmative vote of stockholders entitled to cast at least two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval or shares acquired directly from the corporation. A “control share acquisition” means the acquisition of issued and outstanding control shares.
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
The return on an investment in our common stock may be reduced if we are required to register as an investment company under the Investment Company Act.
The company is not registered, and does not intend to register itself or any of its subsidiaries, as an investment company under the Investment Company Act. If we become obligated to register the company or any of its subsidiaries as an investment company, the registered entity would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

The company conducts, and intends to continue conducting, its operations, directly and through wholly or majority-owned subsidiaries, so that the company and each of its subsidiaries is not an investment company under the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is deemed to be an “investment company” if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an “investment company” if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis. “Investment securities” excludes (A) government securities, (B) securities issued by employees’ securities companies, and (C) securities issued by majority-owned subsidiaries which (i) are not investment companies and (ii) are not relying on the exception from the definition of investment company under Section 3(c)(1) or 3(c)(7) of the Investment Company Act.
Because we are primarily engaged in the business of acquiring real estate, we believe that the company and most, if not all, of its wholly and majority-owned subsidiaries will not be considered investment companies under either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act. If the company or any of its wholly or majority-owned subsidiaries would ever inadvertently fall within one of the definitions of “investment company,” we intend to rely on the exception provided by Section 3(c)(5)(C) of the Investment Company Act.
Under Section 3(c)(5)(C), the SEC staff generally requires the company to maintain at least 55% of its assets directly in qualifying assets and at least 80% of the entity’s assets in qualifying assets and in a broader category of real estate-related assets to qualify for this exception. Mortgage-related securities may or may not constitute such qualifying assets, depending on the characteristics of the mortgage-related securities, including the rights that we have with respect to the underlying loans. The company’s ownership of mortgage-related securities, therefore, is limited by provisions of the Investment Company Act and SEC staff interpretations.
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
A change in the value of any of our assets could cause us or one or more of our wholly or majority-owned subsidiaries to fall within the definition of “investment company” and negatively affect our ability to maintain our exclusion from regulation under the Investment Company Act. To avoid being required to register the company or any of its subsidiaries as an investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy.
If we were required to register the company as an investment company but failed to do so, we would be prohibited from engaging in our business, and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.
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
In April 2012, President Obama signed into law the Jumpstart Our Business Startups Act (the "JOBS Act"). We are an “emerging growth company,” as defined in the JOBS Act, and are eligible to take advantage of certain exemptions from, or reduced disclosure obligations relating to, various reporting requirements that are normally applicable to public companies.

We could remain an “emerging growth company” for up to five years, or until the earliest of (1) the last day of the first fiscal year in which we have total annual gross revenue of $1 billion or more, (2) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common stock held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months) or (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. Under the JOBS Act, emerging growth companies are not required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with new audit rules adopted by the PCAOB after April 5, 2012 (unless the SEC determines otherwise), (3) provide certain disclosures relating to executive compensation generally required for larger public companies or (4) hold shareholder Advisory votes on executive compensation. We have not yet made a decision as to whether to take advantage of any or all of the JOBS Act exemptions that are applicable to us. If we do take advantage of any of these exemptions, we do not know if some investors will find our common stock less attractive as a result.
Additionally, the JOBS Act provides that an “emerging growth company” may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means an “emerging growth company” can delay adopting certain accounting standards until such standards are otherwise applicable to private companies. However, we are electing to “opt out” of such extended transition period, and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of such extended transition period for compliance with new or revised accounting standards is irrevocable.
If our stockholders do not agree with the decisions of our board of directors, our stockholders only have limited control over changes in our policies and operations and may not be able to change our policies and operations.
Our board of directors determines our major policies, including our policies regarding investments, financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders except to the extent that the policies are set forth in our charter. Under Maryland General Corporation Law and our charter, our stockholders have a right to vote only on the following:

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
Our board of directors may change our investment policies without stockholder approval, which could alter the nature of our stockholders’ investments.
Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interests of the stockholders. These policies may change over time. The methods of implementing our investment policies also may vary, as new real estate development trends emerge and new investment techniques are developed. Our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by our board of directors. Our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by our board of directors without the approval of our stockholders except as set forth in our charter. As a result, the nature of our stockholders’ investments could change without their consent.
Our stockholders are limited in their ability to sell their shares pursuant to our share repurchase program and may have to hold their shares for an indefinite period of time.
Our board of directors may amend the terms of our SRP without stockholder approval. Our board of directors also is free to amend, suspend or terminate the program upon 30 days’ notice or to reject any request for repurchase. In addition, the SRP includes numerous restrictions that would limit our stockholders’ ability to sell their shares. Generally, a stockholder must have held its shares for at least one year in order to participate in our SRP. Subject to funds being available, the purchase price for shares repurchased under our SRP will be as set forth below.

Unless such repurchase is in connection with a stockholder’s death or disability, prior to establishing the estimated NAV, the price per share that we will pay to repurchase shares of our common stock will be as follows: (a) for stockholders who have continuously held their shares of our common stock for at least one year and less than two years, the price will be 92.5% of the amount paid for each such share, (b) for stockholders who have continuously held their shares of our common stock for at least two years and less than three years, the price will be 95.0% of the amount paid for each such share, (c) for stockholders who have continuously held their shares of our common stock for at least three years and less than four years, the price will be 97.5% of the amount paid for each such share, and (d) for stockholders who have held their shares of our common stock for at least four years, the price will be 100.0% of the amount a stockholder paid for each share (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock).
On and after establishing the estimated NAV, unless such repurchase is in connection with a stockholder's death or disability, the repurchase price per share that we will pay to repurchase shares of our common stock will be as follows: the estimated per share NAV in each case multiplied by a percentage equal to (a) 92.5% for stockholders who have continuously held their shares of our common stock for at least one year and less than two years; (b) 95% for stockholders who have continuously held their shares of our common stock for at least two years and less than three years; (c) 97.5% for stockholders who have continuously held their shares of our common stock for at least three years and less than four years; and (d) 100% for stockholders who have continuously held their shares of our common stock for a period greater than four years (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock).
During the quarter ended December 31, 2015, our board of directors authorized the Company not to accept any repurchase requests received during that quarter due to a lack of 2015 repurchase availability remaining under the SRP prior to its amendment.
Following the amendment, we will limit the number of shares repurchased during any fiscal semester to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5% of the weighted average number of shares of common stock outstanding on December 31st of the previous fiscal year. Funding for repurchases pursuant to our SRP is limited to proceeds received during that same fiscal semester from the DRIP; provided that our board of directors has the power, in its sole discretion, to determine the amount of shares repurchased during any fiscal semester as well as the amount of funds used for that purpose. These limits might prevent us from accommodating all repurchase requests made in any year. There is no assurance that our SRP, as amended, will not be further limited or amended.
Stockholders’ interest in us may be diluted if the price we pay in respect of shares repurchased under our share repurchase program exceeds the net asset value of our shares.
The prices we may pay for shares repurchased under our SRP may exceed the net asset value of the shares at the time of repurchase, which may reduce the NAV of the remaining shares. In addition, if we issue shares under the DRIP at a price that exceeds the NAV of our shares at the time of issuance, the NAV of our remaining shares will be reduced.
Because our Advisor is wholly owned by our Sponsor through the special limited partner, the interests of the Advisor and the Sponsor are not separate and as a result the Advisor may act in a way that is not necessarily in the interest of all stockholders.
Our Advisor is indirectly wholly owned by our Sponsor through the special limited partner. Therefore, the interests of our Advisor and our Sponsor are not separate and the Advisor’s decisions may not be independent from the Sponsor and may result in the Advisor making decisions to act in ways that are not in the interests of all stockholders.

Our stockholders’ interest in us will be diluted if we issue additional shares, which could adversely affect the value of an investment in our common stock.
Existing stockholders do not have preemptive rights to any shares issued by us in the future. Our charter currently authorizes us to issue 350.0 million shares of stock, of which 300.0 million shares are classified as common stock and 50.0 million shares are classified as preferred stock. Our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of any class or series of stock, or may classify or reclassify any unissued shares into other classes or series of stock without the necessity of obtaining stockholder approval. All such shares may be issued in the discretion of our board of directors, except that the issuance of preferred stock must be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. Stockholders will suffer dilution (percentage interest) and potential economic dilution of their equity investment in us: (a) from the sale of additional shares in the future, including those issued pursuant to the DRIP; (b) if we sell securities that are convertible into shares of our common stock (including Class B Units issued to our Advisor); (c) if we issue shares of our common stock in a private offering of securities to institutional investors; (d) if we issue restricted share awards to our directors; (e) if we issue shares to our Advisor or its affiliates, successors or assigns, in payment of an outstanding fee obligation as set forth under our Advisory agreement and other agreements; or (f) if we issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of the OP. In addition, the Partnership Agreement contains provisions that would allow, under certain circumstances, other entities, including other AR Global-sponsored programs, to merge into or cause the exchange or conversion of their interest for interests of the OP. Because the limited partnership interests may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between the OP and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders.
Future offerings of equity securities which are senior to our common stock for purposes of dividend distributions or upon liquidation, may adversely affect the per share trading price of the value of our common stock.
In the future, we may attempt to increase our capital resources by making additional offerings of equity securities. Under our charter, we may issue, without stockholder approval, preferred stock or other classes of common stock with rights that could dilute the value of an investment in shares of common stock. Any issuance of preferred stock must be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. Upon liquidation, holders of our shares of preferred stock will be entitled to receive our available assets prior to distribution to the holders of our common stock. Additionally, any convertible, exercisable or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. Holders of our common stock are not entitled to preemptive rights or other protections against dilution.
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
Payment of fees to our Advisor and its affiliates reduces cash available for investment and distributions and increases the risk that our stockholders will not be able to recover the amount of their investment in our shares.
Our Advisor and its affiliates perform various services for us and will be paid fees for these services, which could be substantial. Payment of these fees will reduce the amount of cash available for investment in properties or distribution to stockholders and will result in immediate dilution to the value of an investment in our common stock.

We will depend on the OP and its subsidiaries for cash flow and we will be structurally subordinated in right of payment to the obligations of the OP and its subsidiaries, which could adversely affect, among other things, our ability to make distributions to our stockholders.
Our only significant assets are and will be the general and limited partnership interests in the OP. We conduct, and intend to conduct, all of our business operations through the OP. Accordingly, our only source of cash to pay our obligations will be distributions from the OP and its subsidiaries of their net earnings and cash flows. There is no assurance that the OP or its subsidiaries will be able to, or be permitted to, make distributions to us that will enable us to make distributions to our stockholders from cash flows from operations. Each of the OP’s subsidiaries will be a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from such entities. In addition, our stockholders’ claims as stockholders will be structurally subordinated to all existing and future liabilities and obligations of the OP and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of the OP and its subsidiaries will be able to satisfy our stockholders’ claims as stockholders only after all liabilities and obligations of us and the OP and its subsidiaries have been paid in full.
Valuations and appraisals of our properties and valuations of our investments in real estate-related assets are estimates of fair value and may not necessarily correspond to realizable value, which could adversely affect the value of an investment in our common stock.
Commencing with the NAV pricing date, our Advisor will be responsible for estimating our NAV. The valuation methodologies used to value our properties and real estate-related assets will involve subjective judgments concerning factors such as comparable sales, rental and operating expense data, capitalization or discount rate, and projections of future rent and expenses. Although our valuation guidelines are designed to accurately determine the fair value of our assets, appraisals and valuations will be only estimates, and ultimate realization depends on conditions beyond our Advisor’s control. Further, valuations do not necessarily represent the price at which we would be able to sell an asset, because such prices would be negotiated. We will not, however, retroactively adjust the valuation of such assets, the price of our common stock, the price we paid to repurchase shares of our common stock or NAV-based fees we paid to our Advisor and its affiliates. Because the price stockholders pay for shares of our common stock in the IPO, and the price at which stockholders’ shares may be repurchased by us pursuant to our share repurchase plan, will be based on our estimated per share NAV commencing with the NAV pricing date, our stockholders may pay more than realizable value or receive less than realizable value for their investment.
Although our Advisor is responsible for estimating our NAV, our Advisor will consider independent appraisals of our properties, the accuracy of which our Advisor will not independently verify.
In estimating our NAV, our Advisor will include the net value of our real estate and real estate-related assets, taking into consideration valuations of individual properties that were obtained from our independent valuer. Our Advisor will review each appraisal by the independent valuer, and will compare each appraisal to its own determination of value. If in our Advisor’s opinion the appraisals are materially higher or lower than our Advisor’s determinations of value, the Advisor will discuss the appraisals with the independent valuer. If our Advisor determines that the appraisals are still materially higher or lower than its valuations, a valuation committee, comprised of our independent directors, will review the appraisals and valuations, and make a final determination of value. Although our Advisor is responsible for the accuracy of the NAV estimate and will provide our independent valuer with our valuation guidelines, which have been approved by our board of directors, we will not independently verify the appraised value of our properties. As a result, the appraised value of a particular property may be greater or less than its potential realizable value, which would cause our estimated NAV to be greater or less than the potential realizable NAV.
Our per share NAV may suddenly change if the appraised values of our properties materially change or the actual operating results differ from what we originally budgeted for that period.
Appraisals of our properties upon which our Advisor’s estimate of the value of our real estate and real estate-related assets will partly be based will probably not be spread evenly throughout the calendar year. We anticipate that such appraisals will be conducted near the end of each calendar quarter or each calendar month. Therefore, when these appraisals are reflected in our NAV estimate, for which our Advisor is ultimately responsible, there may be a sudden change in our per share NAV. In addition, actual operating results for a given month may differ from our original estimate, which may affect our per share NAV. We will base our estimate of estimated income and expenses on a monthly budget. As soon as practicable after the end of each month, we will adjust the estimated income and expenses to reflect the income and expenses actually earned and incurred. We will not, however, retroactively adjust the per share NAV for the previous period.
Therefore, because the actual results from operations may be better or worse than what we previously budgeted for a particular month, the adjustment to reflect actual operating results may cause our per share NAV to change, and such change will occur on the day the adjustment is made.

The per share NAV that we publish may not necessarily reflect changes in our NAV and in the value of shares of our common stock that we cannot immediately quantify.
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
We rely significantly on five major tenants (including, for this purpose, all affiliates of such tenants) and therefore are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to those tenants.
We generated 5% or more of our total annualized rental income on a straight-line basis for the fiscal year ended December 31, 2015 from the following five major tenants, including, for this purpose, all affiliates of such tenants:

Tenant	Percentage of Straight-Line Rental Income
Beaumont Health	6.0%
Northside Hospital	5.2%
Presence Health	7.6%
Summit Orthopedics, Ltd.	8.8%
United States of America	7.0%
Therefore, the financial failure of any of these tenants could have a material adverse effect on our results of operations and our financial condition. In addition, the value of our investment is driven by the credit quality of the underlying tenant, and an adverse change in either the tenant's financial condition or a decline in the credit rating of such tenant may result in a decline in the value of our investments.

Our property portfolio has a high concentration of properties located in five states. Our properties may be adversely affected by economic cycles and risks inherent to those states.
The following five states represented 5% or more of our consolidated annualized rental income on a straight-line basis for the fiscal year ended December 31, 2015:

State	Percentage of Straight-Line Rental Income
Florida	8.5%
Georgia	11.9%
Illinois	41.9%
Michigan	9.8%
Minnesota	8.8%
Any adverse situation that disproportionately affects the states listed above may have a magnified adverse effect on our portfolio. Real estate markets are subject to economic downturns, as they have been in the past, and we cannot predict how economic conditions will impact this market in both the short and long term. Declines in the economy or a decline in the real estate market in these states could hurt our financial performance and the value of our properties. Factors that may negatively affect economic conditions in these states include:

•	business layoffs or downsizing;

•	industry slowdowns;

•	relocations of businesses;

•	changing demographics;

•	increased telecommuting and use of alternative work places;

•	infrastructure quality;

•	any oversupply of, or reduced demand for, real estate;

•	concessions or reduced rental rates under new leases for properties where tenants defaulted;

•	increased insurance premiums;

•	state budgets and payment to providers under Medicaid or other state healthcare programs; and

•	changes in reimbursement for healthcare services from commercial insurers.
If a tenant declares bankruptcy, we may be unable to collect balances due under the relevant lease, which could adversely affect our financial condition and ability to make distributions to our stockholders.
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
A tenant or lease guarantor bankruptcy could delay efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. Such an event could cause a decrease or cessation of rental payments, which could adversely affect our financial condition and ability to pay distributions to our stockholders. In the event of a bankruptcy, we cannot assure our stockholders that the tenant or its trustee will assume our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available for distributions to our stockholders may be adversely affected.

If a sale-leaseback transaction is re-characterized in a tenant’s bankruptcy proceeding, our financial condition and ability to make distributions to our stockholders could be adversely affected.
We may enter into sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect our business. If the sale-leaseback were re-characterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. If the sale-leaseback were re-characterized as a joint venture, our lessee and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property. Either of these outcomes could adversely affect our cash flow and the amount available for distributions to our stockholders.
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
Properties that have vacancies for a significant period of time could be difficult to sell, which could diminish the return on an investment in our common stock.
A property may incur vacancies either by the continued default of tenants under their leases or the expiration of tenant leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash to be distributed to stockholders. In addition, because properties’ market values depend principally upon the value of the cash flow generated by the properties. Prolonged vacancies reduce this cash flow which would likely, therefore, reduce the value of the affected property.
We may obtain only limited warranties when we purchase a property and would have only limited recourse if our due diligence did not identify any issues that lower the value of the applicable property, which could adversely affect our financial condition and ability to make distributions to our stockholders.
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
To attract new replacement tenants, or in some cases secure renewal of a lease, we may expend substantial funds for tenant improvements and refurbishments. In addition, we are typically responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops, even if our leases with tenants may require tenants to pay routine property maintenance costs. We may not reserve sufficient liquid assets to fund future capital needs. Accordingly, if we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain financing from other sources, such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, we may not be able to lease or re-lease space on attractive terms, if at all.
We may not be able to sell our properties at a price equal to, or greater than, the price for which we purchased such property.
Some of our leases may not contain rental increases over time. Therefore, the value of the property to a potential purchaser may not increase over time, which may restrict our ability to sell a property, or if we are able to sell such property, may lead to a sale price less than the price that we paid to purchase the property.

We may acquire or finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.
Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties, and thus affect cash available for distributions to our stockholders. Lock out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness secured by the applicable property. Lock-out provisions could impair our ability to take other actions during the lock-out period that could be in our best interests, such as precluding us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of the Company and our stockholders.
Rising expenses could reduce cash flow and funds available for future acquisitions and our funds available for future acquisitions and our ability to pay cash distributions to our stockholders.
Any properties that we own or acquire are subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. We may also experience increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses. Leases may not be negotiated on a triple-net basis or on a basis requiring the tenants to pay all or some of such expenses, in which event we may have to pay those costs. If we are unable to lease properties on a triple-net-lease basis or on a basis requiring the tenants to pay all or some of such expenses, or if tenants fail to pay required tax, utility and other impositions, we could be required to pay those costs which could adversely affect funds available for future acquisitions or cash available for distributions.
If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits.
We carry comprehensive general liability coverage and umbrella liability coverage on all our properties with limits of liability which we deem adequate to insure against liability claims and provide for the costs of defense. Similarly, we anticipate being insured against the risk of direct physical damage in amounts we estimate to be adequate to reimburse us on a replacement cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the rehabilitation period. Material losses may occur in excess of insurance proceeds with respect to any property, as insurance may not be sufficient to fund the losses. Additionally, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase specific coverage against terrorism as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our potential properties. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate, or any, coverage for such losses. The Terrorism Risk Insurance Act of 2002, or TRIA, under which the U.S. federal government bears a significant portion of insured losses caused by terrorism, will expire on December 31, 2020 and there can be no assurance that Congress will act to renew or replace the TRIA following its expiration. In the event the TRIA is not renewed or replaced, terrorism insurance may become difficult or impossible to obtain at reasonable costs or at all, which may result in adverse impacts and additional costs to us.
Real estate-related taxes may increase and if these increases are not passed on to tenants, our income will be reduced, which could adversely affect our ability to make distributions to our stockholders.
From time to time our property taxes increase as property values or assessment rates change or for other reasons deemed relevant by the assessors. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. There is no assurance that leases will be negotiated on a basis that passes such taxes on to the tenant. Increases not passed through to tenants will adversely affect our income, cash available for distributions, and the amount of distributions to our stockholders.
Properties may be subject to restrictions on their use that affect our ability to operate a property, which may adversely affect our operating costs and reduce the amount of funds available to pay distributions to our stockholders.
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
We may acquire and develop properties upon which we will construct improvements. We will be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities or community groups, and our builder’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance also may be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.
We may invest in unimproved real property. For purposes of this paragraph, “unimproved real property” does not include properties acquired for the purpose of producing rental or other operating income, properties under development or construction, and properties under contract for development or in planning for development within one year. Returns from development of unimproved properties are also subject to risks associated with re-zoning the land for development and environmental concerns of governmental entities and/or community groups. If we invest in unimproved property other than property we intend to develop, an investment in our common stock will be subject to the risks associated with investments in unimproved real property.
Competition with third parties in acquiring properties and other investments may reduce our profitability and the return on our stockholders’ investments.
We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships, and other entities engaged in real estate investment activities, many of which have greater resources than we do. Larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Any such increase would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties and other investments, our profitability and returns on our assets will be reduced and our stockholders may experience a lower return on their investments.
Our properties face competition that may affect tenants’ ability to pay rent and the amount of rent paid to us may affect the cash available for distributions and the amount of distributions.
We compete with other comparable properties for tenants, which impacts our ability to rent space and the amount of rent charged. We could be adversely affected if additional competitive properties are built in locations competitive with our properties, causing increased competition for creditworthy tenants. This could result in decreased cash flow from our properties and may require us to make capital improvements to properties that we would not have otherwise made, further impacting property cash flows.
Costs of complying with governmental laws and regulations, including those relating to environmental matters, may adversely affect our income and the cash available for any distributions.
Under various federal, state and local environmental laws, ordinances and regulations (including those of foreign jurisdictions), a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. The costs of removal or remediation could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances.
In addition, when excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing, as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold at any of our projects could require us to undertake a costly remediation program to contain or remove the mold from the affected property or development project, which would adversely affect our operating results.

The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to our stockholders.
Environmental laws also may impose liens on property or restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us or our property manager and its assignees from operating such properties. Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability.
If we sell properties by providing financing to purchasers, defaults by the purchasers would adversely affect our cash flows and our ability to make distributions to our stockholders.
If we decide to sell any of our properties, in some instances we may sell our properties by providing financing to purchasers. If we do so, we will bear the risk that the purchaser may default on its debt, requiring us to seek remedies, a process which may be time-consuming and costly. Further, the borrower may have defenses that could limit or eliminate our remedies. In addition, even in the absence of a purchaser default, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to pay cash distributions to our stockholders.
Our recovery of an investment in a mortgage, bridge or mezzanine loan that has defaulted may be limited, resulting in losses to us and reducing the amount of funds available to pay distributions to our stockholders.
There is no guarantee that the mortgage, loan or deed of trust securing an investment will, following a default, permit us to recover the original investment and interest that would have been received absent a default. The security provided by a mortgage, deed of trust or loan is directly related to the difference between the amount owed and the appraised market value of the property. Although we intend to rely on a current real estate appraisal when we make the investment, the value of the property is affected by factors outside our control, including general fluctuations in the real estate market, rezoning, neighborhood changes, highway relocations and failure by the borrower to maintain the property. In addition, we may incur the costs of litigation in our efforts to enforce our rights under defaulted loans. As of December 31, 2015, we did not have any investments in mortgages, bridge or mezzanine loans.
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
Our properties are and will be subject to the Americans with Disabilities Act of 1990 (the "Disabilities Act"). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. There is no assurance that we will be able to acquire properties or allocate the burden on the seller or other third party, such as a tenant, to ensure compliance with the Disabilities Act. If we cannot, our funds used for Disabilities Act compliance may affect cash available for distributions and the amount of distributions to our stockholders. The fluctuation in market conditions make judging the future performance of these assets difficult. There is a risk that we may not purchase real estate assets at absolute discounted rates and that these assets may continue to decline in value.

Net leases may not result in fair market lease rates over time, which could negatively impact our income and reduce the amount of funds available to make distributions to our stockholders.
Some of our rental income is generated by net leases, which generally provide the tenant greater discretion in using the leased property than ordinary property leases, such as the right to freely sublease the property, to make alterations in the leased premises and to terminate the lease prior to its expiration under specified circumstances. Furthermore, net leases typically have longer lease terms and, thus, there is an increased risk that contractual rental increases in future years will fail to result in fair market rental rates during those years. As a result, our income and cash available for distributions to our stockholders could be lower than they would otherwise be if we did not engage in net lease transactions.
We may be unable to renew leases or re-lease space as leases expire.
We may be unable to renew expiring leases on terms and conditions that are as, or more, favorable as the terms and conditions of the expiring leases. In addition, vacancies may occur at one or more of our properties due to a default of a tenant on its lease or expiration of a lease. Healthcare facilities in general and medical office buildings in particular tend to be specifically suited for the particular needs of its tenants and major renovations and expenditures may be required in order for us to re-lease vacant space. Vacancies may reduce the value of a property as a result of reduced cash flow generated by the property.
Our properties may be subject to impairment charges.
We periodically evaluate our real estate investments for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, tenant performance and legal structure. For example, the early termination of, or default under, a lease by a major tenant may lead to an impairment charge. If we determine that an impairment has occurred, we would be required to make a downward adjustment to the net carrying value of the property. Impairment charges also indicate a potential permanent adverse change in the fundamental operating characteristics of the impaired property. There is no assurance that these adverse changes will be reversed in the future and the decline in the impaired property's value could be permanent.
Our real estate investments are relatively illiquid, and therefore we may not be able to dispose of properties when appropriate or on favorable terms.
Investments in real properties are relatively illiquid. We may not be able to quickly alter our portfolio or generate capital by selling properties. The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. If we need or desire to sell a property or properties, we cannot predict whether we will be able to do so at a price or on the terms and conditions acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Further, we may be required to invest monies to correct defects or to make improvements before a property can be sold. We cannot assure our stockholders that we will have funds available to correct these defects or to make these improvements. Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These provisions would restrict our ability to sell a property.
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
Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant, and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. The Financial Accounting Standards Board (the "FASB") and the International Accounting Standards Board (the "IASB") conducted a joint project to reevaluate lease accounting. In June 2013, the FASB and the IASB jointly finalized exposure drafts of a proposed accounting model that would significantly change lease accounting. In March 2014, the FASB and the IASB deliberated aspects of the joint project, including the lessee and lessor accounting models, lease term, and exemptions and simplifications. The final standards were released in February 2016 and will become effective for us in 2019. We are currently evaluating the impact of this new guidance. Changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential tenants. These changes may affect how the real estate leasing business is conducted. For example, if the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets could be reduced or eliminated. This in turn could cause a delay in investing our offering proceeds and make it more difficult for us to enter into leases on terms we find favorable.
Healthcare Industry Risks
Our real estate investments will be concentrated in medical office buildings, seniors housing and other healthcare-related facilities, making us more vulnerable economically than if our investments were less focused on healthcare-related assets.
We own and seek to acquire a diversified portfolio of healthcare-related assets including medical office buildings, seniors housing and other healthcare-related facilities. We are subject to risks inherent in concentrating investments in real estate and, in particular, healthcare-related assets. A downturn in the commercial real estate industry generally could significantly adversely affect the value of our properties. A downturn in the healthcare industry could particularly negatively affect our lessees’ ability to make lease payments to us and our ability to make distributions to our stockholders. These adverse effects could be more pronounced than if we diversified our investments outside of real estate or if our portfolio did not include a concentration in healthcare-related assets.
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
Our properties and tenants may be unable to compete successfully, which could result in lower rent payments and reduce our cash flow from operations and amounts available for distributions to our stockholders.
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
Several government initiatives have resulted in reductions in funding of the Medicare and Medicaid programs and additional changes in reimbursement regulations by the Centers for Medicare & Medicaid Services ("CMS"), contributing to enhanced pressure to contain healthcare costs and additional operational requirements, which could adversely affect our tenants' ability to make rent payments to us.
On April 16, 2015, President Obama signed into law the Medicare Access and CHIP Reauthorization Act of 2015, which among other things, permanently repealed the Sustainable Growth Rate formula ("SGR"), which threatened physician reimbursement under Medicare, and provided for an annual rate increase of 0.5% for physicians through 2019. The law also provides for a 1% cap on the market basket increase for skilled nursing facilities for fiscal year 2018. In addition, on July 30, 2015, CMS announced a final rule that increased Medicare payments to skilled nursing facilities by approximately $430 million for fiscal year 2016. If these rate increases and payments under Medicare to our tenants do not continue or increase, our tenants may have difficulty making rent payments to us.
In addition, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services. We may acquire skilled nursing facility assets that rely on revenue from Medicaid or Medicare. Our tenants may experience limited increases or reductions in Medicare payments and aspects of certain of these government initiatives, such as further reductions in funding of the Medicare and Medicaid programs, additional changes in reimbursement regulations by CMS, enhanced pressure to contain healthcare costs by Medicare, Medicaid and other payors, and additional operational requirements may adversely affect their ability to make rental payments.
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

We rely on our Advisor to acquire properties on our behalf. Because the management personnel of our Advisor are also engaged in the process of acquiring properties for other entities formed and managed by affiliates of our Advisor, including HTI, we could suffer delays in locating suitable investments or may miss out on opportunities. If our Advisor is unable to obtain further suitable investments, we will not be able to continue to increase our asset base.
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
Furthermore, uncertainty surrounding the implementation of the Patient Protection and Affordable Care Act ("PPACA") may adversely affect our operators. As the primary vehicle for comprehensive healthcare reform in the United States, the PPACA was designed to reduce the number of individuals in the United States without health insurance and change the ways in which healthcare is organized, delivered and reimbursed. The PPACA is being implemented in phases that will conclude in 2018.
The PPACA includes program integrity provisions that both create new authorities and expand existing authorities for federal and state governments to address fraud, waste and abuse in federal health programs. In addition, the PPACA expands reporting requirements and responsibilities related to facility ownership and management, patient safety and care quality. In the ordinary course of their businesses, our operators may be regularly subjected to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations. If they do not comply with the additional reporting requirements and responsibilities, our operators' ability to participate in federal health programs may be adversely affected. Moreover, there may be other aspects of the comprehensive healthcare reform legislation for which regulations have not yet been adopted, which, depending on how they are implemented, could materially and adversely affect our operators, and therefore our business, financial condition, results of operations and ability to pay distributions to our stockholders.

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
Adverse trends in healthcare provider operations may negatively affect our ability to lease space at our facilities at attractive or growing rates and lease revenues.
The healthcare industry currently is experiencing changes in the demand for and methods of delivering healthcare services; changes in third party reimbursement policies; significant unused capacity in certain areas, which has created substantial competition for patients among healthcare providers in those areas; continuing pressure by private and governmental payors to reduce payments to providers of services; and increased scrutiny of billing, referral and other practices by federal and state authorities. These factors may adversely affect the economic performance of some or all of our tenants and, in turn, our company and revenues.
Tenants of our healthcare-related assets may be subject to significant legal actions that could subject them to increased operating costs and substantial uninsured liabilities, which may affect their ability to pay their rent payments to us.
As is typical in the healthcare industry, certain types of tenants of our healthcare-related assets may often become subject to claims that their services have resulted in patient injury or other adverse effects. Many of these tenants may have experienced an increasing trend in the frequency and severity of professional liability and general liability insurance claims and litigation asserted against them. The insurance coverage maintained by these tenants may not cover all claims made against them nor continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims or litigation may not, in certain cases, be available to these tenants due to state law prohibitions or limitations of availability. As a result, these types of tenants operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits. Recently, there has been an increase in governmental investigations of certain healthcare providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Insurance is not available to cover such losses. Any adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on a tenant’s financial condition. If a tenant is unable to obtain or maintain insurance coverage, if judgments are obtained in excess of the insurance coverage, if a tenant is required to pay uninsured punitive damages, or if a tenant is subject to an uninsurable government enforcement action, the tenant could be exposed to substantial additional liabilities, which may affect the tenant’s business, operations and ability to pay rent, which in turn could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

We may experience adverse effects as a result of potential financial and operational challenges faced by the operators of any seniors housing facilities and skilled nursing facilities we acquire.
Operators of any seniors housing facilities and skilled nursing facilities we acquire may face operational challenges from potentially reduced revenue streams and increased demands on their existing financial resources. Our skilled nursing operators’ revenues likely will be primarily derived from governmentally funded reimbursement programs, such as Medicare and Medicaid. Accordingly, our facility operators will be subject to the potential negative effects of decreased reimbursement rates offered through such programs. Our operators’ revenue may also be adversely affected as a result of falling occupancy rates or slow lease-ups for assisted and independent living facilities due to the recent turmoil in the capital debt and real estate markets. In addition, our facility operators may incur additional demands on their existing financial resources as a result of increases in seniors housing operator liability, insurance premiums and other operational expenses. The economic deterioration of an operator could cause such operator to file for bankruptcy protection. The bankruptcy or insolvency of an operator may adversely affect the income produced by the property or properties it operates. Our financial position could be weakened and our ability to make distributions could be limited if any of our seniors housing facility operators were unable to meet their financial obligations to us.
Our operators’ performance and economic condition may be negatively affected if they fail to comply with various complex federal and state laws that govern a wide array of referrals, relationships and licensure requirements in the seniors housing industry. The violation of any of these laws or regulations by a seniors housing facility operator may result in the imposition of fines or other penalties that could jeopardize that operator’s ability to make payment obligations to us or to continue operating its facility. In addition, legislative proposals are commonly being introduced or proposed in federal and state legislatures that could affect major changes in the seniors housing sector, either nationally or at the state level. It is impossible to say with any certainty whether this proposed legislation will be adopted or, if adopted, what effect such legislation would have on our facility operators and our seniors housing operations.
Risks Associated with Debt Financing and Investments
We have broad authority to incur debt, and high debt levels could hinder our ability to make distributions and could decrease the value of an investment in our common stock.
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
There is no limit on the amount we may borrow against any single improved property. Under our charter, we are permitted to borrow up to 300% of our total "net assets" (as defined in our charter) as of the date of any borrowing, which is generally equal to 75% of the cost of our investments. We may exceed this limit if, among other things, approved by a majority of our independent directors. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, although we intend to limit our borrowings to 45% of the aggregate fair market value of our assets, we may be able to exceed this limit with, among other things, approval by a majority of the independent directors. Events subsequent to our acquisition of assets, including changes in the fair market value of our assets, could result in our exceeding these limits. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments and could be accompanied by restrictive covenants.
We may experience a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on that property. Using leverage increases the risk of loss because defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders' investment. For U.S. federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. In such event, we may be unable to pay the amount of distributions required in order to maintain our REIT status. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. If we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties.

The debt markets may be volatile.
Volatility or disruption in debt markets could result in lenders increasing the cost for debt financing or cutting back on the availability of debt financing. If the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of future acquisitions. This may result in future acquisitions generating lower overall economic returns. If the debt markets experience volatility or disruptions, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted.
If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance indebtedness which is maturing.
In addition, the state of the debt markets could have an impact on the overall amount of capital available to invest in real estate which may result in price or value decreases of real estate assets. This could negatively impact the value of our assets after the time we acquire them.
We may not be able to refinance our indebtedness.
If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher than the rates on the expiring debt, we may not be able to refinance the debt or our interest expense could increase.
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
We expect that we will incur indebtedness in the future. To the extent that we incur variable rate debt, increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to pay distributions to our stockholders. If we refinance long-term debt at high interest rates it may reduce the cash we have available to make distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.
We may invest in collateralized mortgage-backed securities, which may increase our exposure to credit and interest rate risk.
We may invest in collateralized mortgage-backed securities ("CMBS"), which may increase our exposure to credit and interest rate risk. We have not adopted, and do not expect to adopt, any formal policies or procedures designed to manage risks associated with our investments in CMBS. In this context, credit risk is the risk that borrowers will default on the mortgages underlying the CMBS. While we may invest in CMBS guaranteed by U.S. government agencies, such as the Government National Mortgage Association ("GNMA"), or U.S. government sponsored enterprises, such as the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC"), there is no guarantee that such will be available or continue to be guaranteed by the U.S. government. Interest rate risk occurs as prevailing market interest rates change relative to the current yield on the CMBS. For example, when interest rates fall, borrowers are more likely to prepay their existing mortgages to take advantage of the lower cost of financing. As prepayments occur, principal is returned to the holders of the CMBS sooner than expected, thereby lowering the effective yield on the investment. On the other hand, when interest rates rise, borrowers are more likely to maintain their existing mortgages. As a result, prepayments decrease, thereby extending the average maturity of the mortgages underlying the CMBS. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to pay distributions to our stockholders will be adversely affected.

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
We bear the risks of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the real estate debt security, which could have a material adverse effect on our cash flow from operations and limit amounts available for distribution to our stockholders. In the event of the bankruptcy of a real estate debt security borrower, the real estate debt security to that borrower will be deemed to be collateralized only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the real estate debt security will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a real estate debt security can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed real estate debt security. We also may be forced to foreclose on certain properties, be unable to sell these properties and be forced to incur substantial expenses to improve operations at the property.
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
Our mortgage loan assets may be non-recourse loans. With respect to our non-recourse mortgage loan assets, in the event of a borrower default, the specific mortgaged property and other assets, if any, pledged to secure the relevant mortgage loan may be less than the amount owed under the mortgage loan. As to those mortgage loan assets that provide for recourse against the borrower and its assets generally, there is no assurance that the recourse will provide a recovery in respect of a defaulted mortgage loan greater than the liquidation value of the mortgaged property securing that mortgage loan.
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
No assurances can be given that we can make an accurate assessment of the yield to be produced by an investment. Many factors beyond our control are likely to influence the yield on the investments, including competitive conditions in the local real estate market, local and general economic conditions and the quality of management of the underlying property. Our inability to accurately assess investment yields may result in our purchasing assets that do not perform as well as expected, which may adversely affect the value of an investment in our common stock.
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
We may enter into hedging transactions to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or own real estate assets. To the extent that we use derivative financial instruments in connection with these risks, we will be exposed to credit, basis and legal enforceability risks. Derivative financial instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to make distributions to our stockholders will be adversely affected.

U.S. Federal Income Tax Risks
Our failure to qualify or remain qualified as a REIT would subject us to U.S. federal income tax and potentially state and local tax, and would adversely affect our operations and the market price of our common stock.
We intend to elect and qualify to be taxed as a REIT commencing with our taxable year ended December 31, 2015 and intend to operate in a manner that would allow us to continue to qualify as a REIT. However, we may terminate our REIT qualification, if our board of directors determines that not qualifying as a REIT is in our best interests, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. The REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to qualify or remain qualified as a REIT is not binding on the IRS and is not a guarantee that we will qualify, or continue to qualify, as a REIT. Accordingly, we cannot be certain that we will be successful in operating so we can qualify or remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also requires us to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.
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
Even if we qualify as a REIT, in certain circumstances, we may incur tax liabilities that would reduce our cash available for distribution to our stockholders.
Even if we qualify and maintain our status as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect) we would be subject to tax on the income that does not meet the income test requirements. We also may decide to retain net capital gains we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed REIT taxable income. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of the OP or at the level of the other companies through which we indirectly own our assets, such as taxable REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to our stockholders.
To qualify as a REIT we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.
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

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on our stockholders’ investment.
For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT, we will be subject to a 100% penalty tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or indirectly through any subsidiary entity, including the OP, but generally excluding taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (a) conducting activities that may otherwise be considered prohibited transactions through a taxable REIT subsidiary (but such taxable REIT subsidiary would incur corporate rate income taxes with respect to any income or gain recognized by it), (b) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or indirectly through any subsidiary, will be treated as a prohibited transaction or (c) structuring certain dispositions of our properties to comply with the requirements of the prohibited transaction safe harbor available under the Code for properties that, among other requirements, have been held for at least two years. Despite our present intention, no assurance can be given that any particular property we own, directly or through any subsidiary entity, including the OP, but generally excluding taxable REIT subsidiaries, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.
Our taxable REIT subsidiaries are subject to corporate-level taxes and our dealings with our taxable REIT subsidiaries may be subject to 100% excise tax.
A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 25% (20% for taxable years beginning after December 31, 2017) of the gross value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. Accordingly, we may use taxable REIT subsidiaries generally to hold properties for sale in the ordinary course of a trade or business or to hold assets or conduct activities that we cannot conduct directly as a REIT.
Furthermore, in order to ensure the income we receive from our “qualified health care properties” qualifies as “rents from real property,” we may lease some of our “qualified health care properties” to taxable REIT subsidiaries which must engage “eligible independent contractors” to operate those properties on their behalf. These taxable REIT subsidiaries and other taxable REIT subsidiaries we may form will be subject to applicable U.S. federal, state, local and foreign income tax on their taxable income. While we will be monitoring the aggregate value of the securities of our taxable REIT subsidiaries and intend to conduct our affairs so that such securities will represent less than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total assets, there can be no assurance that we will be able to comply with the taxable REIT subsidiary limitation in all market conditions. In addition, the rules, which are applicable to us as a REIT, also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. Such transactions include, for example, intercompany loans between the parent REIT as lender and the taxable REIT subsidiary as borrower and rental arrangements between the parent REIT as landlord and the taxable REIT subsidiary as tenant.
If our leases to our taxable REIT subsidiaries are not respected as true leases for U.S. federal income tax purposes, we would fail to qualify as a REIT.
To qualify as a REIT, we must satisfy two gross income tests, under which specified percentages of our gross income must be derived from certain sources, such as “rents from real property.” Rents paid to our OP by our taxable REIT subsidiaries pursuant to the lease of our “qualified healthcare properties” will constitute a portion of our gross income. In order for such rent to qualify as “rents from real property” for purposes of the REIT gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. If our leases are not respected as true leases for U.S. federal income tax purposes, we may fail to qualify as a REIT.

If the OP failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.
We intend to maintain the status of the OP as a partnership or a disregarded entity for U.S. federal income tax purposes. However, if the IRS were to successfully challenge the status of the OP as a partnership or disregarded entity for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the OP could make to us. This also would result in our failing to qualify as a REIT, and becoming subject to a corporate level tax on our income. This substantially would reduce our cash available to pay distributions and the yield on our stockholders’ investment. In addition, if any of the partnerships or limited liability companies through which the OP owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the OP. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our REIT qualification.
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
Our taxable income may substantially exceed our net income as determined based on GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may acquire assets, including debt securities requiring us to accrue original issue discount or recognize market discount income, that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets. In addition, if a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders.
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
In general, in order for a loan to be treated as a qualifying real estate asset producing qualifying income for purposes of the REIT asset and income tests, the loan must be secured by real property or an interest in real property. We may acquire mezzanine loans that are not directly secured by real property or an interest in real property but instead secured by equity interests in a partnership or limited liability company that directly or indirectly owns real property or an interest in real property. In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan that is not secured by real estate would, if it meets each of the requirements contained in the Revenue Procedure, be treated by the IRS as a qualifying real estate asset. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law and in many cases it may not be possible for us to meet all the requirements of the safe harbor. We cannot provide assurance that any mezzanine loan in which we invest would be treated as a qualifying asset producing qualifying income for REIT qualification purposes. If any such loan fails either the REIT income or asset tests, we may be disqualified as a REIT.
We may choose to make distributions in our own stock, in which case our stockholders may be required to pay U.S. federal income taxes in excess of the cash dividends they receive.
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
The taxation of distributions to our stockholders can be complex; however, distributions that we make to our stockholders generally will be taxable as ordinary income, which may reduce our stockholders’ anticipated return from an investment in us.
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
Stockholders who participate in the DRIP will be deemed to have received the amount reinvested in shares of our common stock and, for U.S. federal income tax purposes will be taxed to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders are treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless a stockholder is a tax-exempt entity, it may have to use funds from other sources to pay its tax liability on the value of the shares of common stock received.
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
The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets, or in certain cases to hedge previously acquired hedges entered into to manage risks associated with property that has been disposed of or liabilities that have been extinguished, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a taxable REIT subsidiary. This could increase the cost of our hedging activities because our taxable REIT subsidiaries would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a taxable REIT subsidiary generally will not provide any tax benefit, except for being carried forward against future taxable income of such taxable REIT subsidiary.
Complying with REIT requirements may force us to forgo or liquidate otherwise attractive investment opportunities.
To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) and no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
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
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure our stockholders that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets.
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
In order to qualify as a REIT, five or fewer individuals, as defined in the Code, may not own, actually or constructively, more than 50% in value of our issued and outstanding shares of stock at any time during the last half of each taxable year, other than the first year for which a REIT election is made. Attribution rules in the Code determine if any individual or entity actually or constructively owns our shares of stock under this requirement. Additionally, at least 100 persons must beneficially own our shares of stock during at least 335 days of a taxable year for each taxable year, other than the first year for which a REIT election is made. To help ensure that we meet these tests, among other purposes, our charter restricts the acquisition and ownership of our shares of stock.
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
Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980 ("FIRPTA"), capital gain distributions attributable to sales or exchanges of “U.S. real property interests” ("USRPIs") generally will be taxed to a non-U.S. stockholder (other than a qualified pension plan, entities wholly owned by a qualified pension plan and certain foreign publicly traded entities) as if such gain were effectively connected with a U.S. trade or business. However, a capital gain dividend will not be treated as effectively connected income if (a) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (b) the non-U.S. stockholder does not own more than 10% of the class of our stock at any time during the one-year period ending on the date the distribution is received. We do not anticipate that our shares will be “regularly traded” on an established securities market for the foreseeable future, and therefore, this exception is not expected to apply.
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

Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges our common stock, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a USRPI if: (a) our common stock is “regularly traded,” as defined by applicable Treasury Regulations, on an established securities market, and (b) such non-U.S. stockholder owned, actually and constructively, 10% or less of our common stock at any time during the five-year period ending on the date of the sale. However, it is not anticipated that our common stock will be “regularly traded” on an established market.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties
The following table presents certain additional information about the properties we owned as of December 31, 2015:

Property/Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy	Remaining Lease Term	Base Purchase Price (1)
						(In thousands)
Medical Office Buildings:
DaVita Bay Breeze — Largo, FL	Mar. 2015	1	7,247	100.0%	11.4	$1,650
RAI Clearwater — Clearwater, FL	Apr. 2015	1	14,936	100.0%	8.9	4,750
DaVita Hudson — Hudson, FL	May 2015	1	8,984	100.0%	8.7	2,725
Rockwall Medical Plaza — Rockwall, TX	Jun. 2015	1	18,176	100.0%	4.2	6,639
Decatur Medical Office Building — Decatur, GA	Jul. 2015	1	20,800	100.0%	6.9	5,100
Buckeye Health Center — Cleveland, OH	Aug. 2015	1	25,070	100.0%	4.3	5,550
Philip Professional Center — Lawrenceville, GA	Aug. 2015	2	31,483	93.9%	12.6	9,000
Illinois CancerCare Clinic — Galesburg, IL	Aug. 2015	1	9,211	100.0%	8.7	3,400
Galesburg VA Outpatient Clinic — Galesburg, IL	Aug. 2015	1	9,979	100.0%	7.6	2,630
Woodlake Office Center - Woodbury, MN	Sep. 2015	1	36,375	100.0%	6.8	14,900
Greenfield Medical Center — Gilbert, AZ	Oct. 2015	1	28,489	100.0%	3.8	7,000
Lee Memorial Health System Outpatient Center — Ft. Meyers, FL	Oct. 2015	1	24,174	100.0%	2.7	5,275
Beaumont Medical Center — Warren, MI	Dec. 2015	1	35,219	95.2%	6.0	13,650
Madison Medical Plaza — Joliet, IL	Dec. 2015	1	70,023	89.4%	5.6	19,500
UnityPoint Clinic — Muscatine, IA	Dec. 2015	1	21,767	100.0%	9.3	5,887
UnityPoint Clinic — Moline, IL	Dec. 2015	1	14,640	100.0%	8.0	3,767
Total Medical Office Buildings:		17	376,573	97.1%	6.9	111,423
Triple-Net Leased Healthcare Facility(2):
Arcadian Cove Assisted Living — Richmond, KY	Aug. 2015	1	34,659	94.9%	14.7	4,775
Seniors Housing — Operating Property:
Cedarhurst of Collinsville — Collinsville, IL	Aug. 2015	1	56,700	97.7%	N/A	11,600
Portfolio, December 31, 2015		19	467,932			$127,798
_______________

(1)	Contract purchase price, excluding acquisition related costs.

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

N/A	Not applicable

The following table details the geographic distribution, by state, of our portfolio as of December 31, 2015:

State	Number of Buildings	Annualized Rental Income (1)	Annualized Rental Income as a Percentage of the Total Portfolio	Rentable Square Feet	Percentage of Portfolio Rented Square Feet
		(In thousands)
Arizona	1	$575	4.7%	28,489	6.1%
Florida	4	1,032	8.5%	55,341	11.8%
Georgia	3	1,445	11.9%	52,283	11.2%
Illinois	5	5,077	41.9%	160,553	34.3%
Iowa	1	434	3.6%	21,767	4.7%
Kentucky	1	418	3.5%	34,659	7.4%
Michigan	1	1,189	9.8%	35,219	7.5%
Minnesota	1	1,072	8.8%	36,375	7.8%
Ohio	1	402	3.3%	25,070	5.4%
Texas	1	471	4.0%	18,176	3.8%
Total	19	$12,115	100.0%	467,932	100.0%
_______________

(1)
Annualized rental income as of December 31, 2015 for the leases in place in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable, as well as annualized revenue from our seniors housing — operating property.

Future Minimum Lease Payments
The following table presents future minimum base rental cash payments due to us over the next ten years and thereafter as of December 31, 2015. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Rent Payments
2016	$8,760
2017	8,743
2018	8,535
2019	8,207
2020	7,762
2021	6,377
2022	4,963
2023	3,259
2024	2,548
2025	1,505
Thereafter	6,514
$67,173

Future Lease Expirations Table
The following is a summary of lease expirations for the next ten years at the properties we owned as of December 31, 2015:

Year of Expiration	Number of Leases Expiring	Annualized Rental Income (1)	Annualized Rental Income as a Percentage of the Total Portfolio (2)	Leased Rentable Square Feet	Percent of Portfolio Rentable Square Feet Expiring (2)
		(In thousands)
2016	3	$133	1.4%	6,937	1.7%
2017	4	288	3.1%	11,922	3.0%
2018	3	443	4.8%	27,608	6.9%
2019	5	347	3.7%	14,376	3.6%
2020	7	1,321	14.2%	66,570	16.6%
2021	8	1,462	15.7%	53,981	13.5%
2022	4	1,953	21.0%	65,897	16.5%
2023	3	713	7.7%	30,877	7.7%
2024	6	802	8.6%	33,131	8.3%
2025	2	533	5.7%	26,381	6.6%
Total	45	$7,995	85.9%	337,680	84.4%
_______________
(1) Annualized rental income as of December 31, 2015 for the leases in place in the property portfolio, excluding our seniors housing — operating property, on a straight-line basis, which includes tenant concessions such as free rent, as applicable.
(2) Excludes our seniors housing — operating property.
Tenant Concentration
As of December 31, 2015, we did not have any tenants (including for this purpose, all affiliates of such tenants) whose annualized rental incomes on a straight-line basis represented 10% or greater of total annualized rental income for the portfolio on a straight-line basis.
Significant Portfolio Properties
The rentable square feet or annualized straight-line rental income of the following acquisitions represent 5% or more of our total portfolio rentable square feet or annualized straight-line rental income as of December 31, 2015:
Decatur Medical Office Building — Decatur, GA
In July 2015, we purchased Decatur Medical Office Building, which is comprised of 20,800 rentable square feet and is 100% leased to Georgia Cancer Specialists I, P.C., which is nationally recognized for its advanced cancer treatment and research. As of December 31, 2015, the property had 6.9 years remaining on its lease which expires in November 2022. The lease has annualized rental income on a straight-line basis of $0.6 million and contains escalations of 2.0% annually. The lease does not contain any renewal options.
Buckeye Health Center — Cleveland, OH
In August 2015, we purchased Buckeye Health Center, which is comprised of 25,070 rentable square feet and is 100% leased to MetroHealth Buckeye Medical Group, a nationally ranked academic medical center and one of the largest, most comprehensive healthcare providers in northeast Ohio. As of December 31, 2015, the property had 4.3 years remaining on its lease which expires in April 2020. The lease has annualized rental income on a straight-line basis of $0.4 million. The lease contains three five-year renewal options and does not contain any rental escalations.

Philip Professional Center — Lawrenceville, GA
In August 2015, we purchased Philip Professional Center, which is comprised of 31,483 rentable square feet and was 93.9% leased to four tenants as of December 31, 2015. The following table lists tenants in Philip Professional Center whose square footage was greater than 10% of the total square footage of Philip Professional Center as of December 31, 2015:

Tenant	Number of Suites Occupied by Tenant	Rented Square Feet	Rented Square Feet as a % of Philip Professional Center Total	Lease Expiration	Remaining Lease Term(1)	Renewal Options	Rental Escalations	Annualized Rental Income(2)
								(In thousands)
Kaiser Permanente	1	7,948	26.9%	Aug. 2020	4.7	One Five-year	2.5% Annually	$151
Georgia Pain and Wellness LLC	2	3,782	12.8%	Oct. 2019	3.8	Two Five-year	2.5% Annually	68
United States of America	1	15,601	52.8%	Aug. 2032	16.6	None	1.6% Annually	552
_______________

(1)	Remaining lease term in years as of December 31, 2015.

(2)	Annualized rental income as of December 31, 2015 for the leases in place at the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable.
Cedarhurst of Collinsville — Collinsville, IL
In August 2015, we purchased Cedarhurst of Collinsville, a seniors housing community located in Collinsville, Illinois. Cedarhurst of Collinsville, which is managed on our behalf by an independent third-party operator, contains 56,700 rentable square feet and consists of 51 units dedicated to assisted living patients and 15 units dedicated to memory care patients. As of December 31, 2015, the facility was 97.7% occupied.
Arcadian Cove Assisted Living — Richmond, KY
In August 2015, we purchased Arcadian Cove Assisted Living, which is comprised of 34,659 rentable square feet and is 100% leased to a subsidiary of Meridian Senior Living, LLC, a national provider of independent living, assisted living and memory care services. As of December 31, 2015, the property had 14.7 years remaining on its lease which expires in August 2030. The lease has annualized rental income on a straight-line basis of $0.4 million and contains escalations of 2.5% annually and two five-year renewal options.
Woodlake Office Center — Woodbury, MN
In September 2015, we purchased Woodlake Office Center, which is comprised of 36,375 rentable square feet and is 100% leased to Summit Orthopedic, Ltd, a regional orthopedic group that provides surgeons and a full spectrum of orthopedic sub-specialty care to patients. As of December 31, 2015, the property had 6.8 years remaining on its lease which expires in September 2022. The lease has annualized rental income on a straight-line basis of $1.1 million, contains rental escalations of 2.0% annually and has three five-year renewal options.

Greenfield Medical Center — Gilbert, AZ
In October 2015, we purchased Greenfield Medical Center, which is comprised of 28,489 rentable square feet and was 100% leased to eight tenants as of December 31, 2015. The following table lists tenants in Greenfield Medical Center whose square footage was greater than 10% of the total square footage of Greenfield Medical Center as of December 31, 2015:

Tenant	Number of Suites Occupied by Tenant	Rented Square Feet	Rented Square Feet as a % of Greenfield Medical Center Total	Lease Expiration	Remaining Lease Term(1)	Renewal Options	Rental Escalations	Annualized Rental Income(2)
								(In thousands)
Hope Diabetes of Gilbert LLC	1	2,994	10.5%	Sep. 2016	0.8	None	None	$59
Dignity Health	1	10,858	38.1%	Oct. 2021	5.8	One Five-year	(3)	249
Pain Doctor Management Company, LLC	1	3,749	13.2%	Sep. 2021	5.8	None	3.0% Annually	72
_______________

(1)	Remaining lease term in years as of December 31, 2015.

(2)	Annualized rental income as of December 31, 2015 for the leases in place at the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

(3)
The lease to Dignity Health contains 2.5% annual rental escalations over the original term of the lease, which terminates in October 2016. We executed a 5-year renewal option with Dignity Health, commencing in November 2016 and terminating in October 2021, which includes a 9.8% increase in rental income during the first year of the option term with average annual rental escalations of 2.2% thereafter.

Lee Memorial Health System Outpatient Center — Ft. Meyers, FL
In October 2015, we purchased Lee Memorial Health System Outpatient Center which is comprised of 24,174 rentable square feet and is 100% leased to Lee Memorial Health System, a national health care system that operates acute care hospitals, specialty care hospitals, and outpatient and primary care facilities, under five leases. As of December 31, 2015, the property had an average of 2.7 years remaining on its leases, which expire in August and September of 2018. The leases have annualized rental income on a straight-line basis of $0.4 million and contain escalations equal to the annual increase in the Consumer Price Index ("CPI"), capped at 3.0%. Three of the five leases also contain two five-year renewal options and two of the five leases contain one six-year renewal option.

Beaumont Medical Center — Warren, MI
In December 2015, we purchased Beaumont Medical Center, which is comprised of 35,219 rentable square feet and was 95.2% leased to three tenants as of December 31, 2015. The following table lists the tenants in Beaumont Medical Center, who all leased greater than 10% of the total square footage of Beaumont Medical Center as of December 31, 2015:

Tenant	Number of Suites Occupied by Tenant	Rented Square Feet	Rented Square Feet as a % of Beaumont Medical Center Total	Lease Expiration	Remaining Lease Term(1)	Renewal Options	Rental Escalations	Annualized Rental Income(2)
								(In thousands)
Beaumont Health	3	19,978	59.6%	(3)	6.1	(4)	Equal to the greater of 3.0% and the increase in the CPI	$731
Theodore L. Schreiber	1	5,640	16.8%	Jul. 2022	6.6	One Five-year	Equal to the greater of 3.0% and the increase in the CPI	169
Michigan Adult and Child Medicine, P.C.	1	7,917	23.6%	Jun. 2021	5.5	None	Equal to the greater of 3.0% and the increase in the CPI	288
_______________

(1)	Remaining lease term in years as of December 31, 2015.

(2)	Annualized rental income as of December 31, 2015 for the leases in place at the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

(3)	Beaumont Health has three leases with lease termination dates in November 2017, August 2021 and July 2026.

(4)	Two of the three leases to Beaumont Health contain no renewal options. One of the three leases to Beaumont Health contains one five-year renewal option.

Madison Medical Plaza — Joliet, IL
In December 2015, we purchased Madison Medical Plaza, which is comprised of 70,023 rentable square feet and was 89.4% leased to five tenants as of December 31, 2015. The following table lists tenants in Madison Medical Plaza whose square footage was greater than 10% of the total square footage of Madison Medical Plaza as of December 31, 2015:

Tenant	Number of Suites Occupied by Tenant	Rented Square Feet	Rented Square Feet as a % of Madison Medical Plaza Total	Lease Expiration	Remaining Lease Term(1)	Renewal Options	Rental Escalations	Annualized Rental Income(2)
								(In thousands)
Presence Health	6	40,783	65.2%	(3)	6.3	(4)	2.5% — 3.0% Annually	$916
Heartland Cardiovascular Center, LLC	2	15,047	24.0%	(5)	5.2	(6)	3.0% Annually	342
_______________

(1)	Remaining lease term in years as of December 31, 2015.

(2)	Annualized rental income as of December 31, 2015 for the leases in place at the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

(3)	Presence Health has six leases with lease termination dates in September and December 2020, March and December 2021, September 2023 and March 2025.

(4)	Five of the six leases to Presence Health contain one ten-year renewal option. One of the six leases to Presence Health contains two five-year renewal options.

(5)	Heartland Cardiovascular Center, LLC has two leases with lease termination dates in October 2020 and June 2021.

(6)	One of the two leases to Heartland Cardiovascular Center, LLC contains no renewal options. One of the two leases to Heartland Cardiovascular Center, LLC contains one ten-year renewal option.
Property Financings
The following table reflects our mortgage note payable as of December 31, 2015. We had no mortgage notes payable as of December 31, 2014.

	Encumbered Properties	Outstanding Loan Amount as of	Effective Interest Rate	Interest Rate
Portfolio		December 31, 2015			Maturity
		(In thousands)
Philip Professional Center — Lawrenceville, GA	2	$5,093	4.0%	Fixed	Oct. 2019
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
Pursuant to FINRA Rule 2310(b)(5), we will disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of the Employee Retirement Income Security Act of 1974 in the preparation of their reports relating to an investment in our shares.
Holders
As of February 29, 2016, we had 6,810,986 shares of common stock outstanding held by a total of 3,838 stockholders.
Distributions
We intend to elect and qualify to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ended December 31, 2015. We believe that, commencing with such taxable year, we will be organized and operating in a manner so that we qualify for taxation as a REIT under the Code. As a REIT, we will be required to distribute at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard for the deduction for dividends paid and excluding net capital gains, to our stockholders annually. The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable, and annual distribution requirements needed to qualify and maintain our status as a REIT under the Code. For U.S. federal income tax purposes, of the amounts distributed during the year ended December 31, 2015, 93.4%, or $1.04 per share per annum, represented a return of capital and 6.6%, or $0.07 per share per annum, represented ordinary dividend income.
We have paid distributions on a monthly basis to stockholders of record on a daily basis at a rate equal to $0.0042808219 per day, or 6.25% per annum, based on a price of $25.00 per share of common stock. Distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured. The following table reflects distributions declared and paid in cash and through the DRIP to common stockholders, excluding distributions related to Class B Units as these distributions are recorded as expenses in the consolidated statements of operations and comprehensive loss, during the year ended December 31, 2015. There were no distributions paid during the period from April 24, 2014 (date of inception) to December 31, 2014.

(In thousands)	Total Distributions Paid	Total Distributions Declared
1st Quarter, 2015	$—	$36
2nd Quarter, 2015	451	803
3rd Quarter, 2015	1,517	1,817
4th Quarter, 2015	2,334	2,550
Total 2015	$4,302	$5,206
For its asset management services, we pay the Advisor an asset management subordinated participation by causing the OP to issue (subject to periodic approval by the board of directors) to the Advisor performance-based restricted, forfeitable partnership units of the OP designated as "Class B Units," in an amount equal to: (i) the excess of (A) the product of (y) 0.1875% multiplied by (z) the cost of our assets (until the NAV pricing date, then the lower of the cost of assets and the fair value of our assets) over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the IPO price minus the selling commissions and dealer manager fees). During the year ended December 31, 2015, the Company's board of directors had approved the issuance of 7,254 Class B Units to the Advisor in connection with this arrangement.

During the year ended December 31, 2015, distributions paid to common stockholders totaled $4.3 million, including $2.2 million which was reinvested through our DRIP. During the year ended December 31, 2015, cash used to pay distributions was generated from offering proceeds from issuance of common stock and proceeds received from common stock issued under the DRIP. Because our IPO has been suspended, we will need to fund distributions in the future from cash flows provided by operations, proceeds received from common stock issued under the DRIP and our cash on hand (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations). As we continue to build our portfolio of investments, we expect that we will use funds received from operating activities to pay a greater proportion of our distributions and will be able to reduce and in the future eliminate the use of funds from the sale of common stock to pay distributions. As the cash flows from operations become more significant, our Advisor may not forgive fees and may charge the full fee owed to it in accordance with our agreements with the Advisor. Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
Equity Based Compensation
Restricted Share Plan
We have an employee and director incentive restricted share plan (the "RSP"), which provides for the automatic grant of 1,333 restricted shares of common stock to each of the independent directors, without any further action by our board of directors or the stockholders, after initial election to the board of directors and after each annual stockholder's meeting, with such shares vesting annually beginning with the one year anniversary of initial election to the board of directors and the date of the next annual meeting, respectively. Restricted shares issued to independent directors will vest over a five-year period in increments of 20.0% per annum. The RSP provides us with the ability to grant awards of restricted shares to our directors, officers and employees (if we ever have employees), employees of the Advisor and its affiliates, employees of entities that provide services to us, directors of the Advisor or of entities that provide services to us, certain of our consultants and the Advisor and its affiliates or to entities that provide services to us. The total number of common shares granted under the RSP may not exceed 5.0% of our outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 6.3 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
Restricted share awards entitle the recipient to receive common shares from us under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with us. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares are subject to the same restrictions as the underlying restricted shares. As of December 31, 2015, there were 4,799 unvested restricted shares outstanding that were granted to independent directors pursuant to the RSP which were issued at $22.50 per share.
Sales of Unregistered Securities
Private Placement for Initial Capitalization
During the period from April 24, 2014 (date of inception) to December 31, 2014, we sold 8,888 shares of our common stock to our Sponsor under Rule 506 of Regulation D of the Securities Act of 1933 at a price of $22.50 per share for aggregate proceeds of $0.2 million which was used to fund third-party offering costs in connection with our IPO. No shares of common stock were sold to our Sponsor during the year ended December 31, 2015.
OP Units
We are the sole general partner and hold substantially all OP units. The Advisor contributed $2,020 to the OP in exchange for 90 OP units, which represents a nominal percentage of the aggregate OP ownership, during the period from April 24, 2014 (date of inception) to December 31, 2014 and these OP units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. No OP units were issued during the year ended December 31, 2015.

Restricted Shares
The following table details restricted shares issued to our independent directors that vest over a period of five years, pursuant to our RSP. No selling commissions or other consideration were paid in connection with such issuances, which were made without registration under the Securities Act in reliance upon the exemption from registration in Section 4(a)(2) of the Securities Act as transactions not involving any public offering.

Issue Date	Number of Restricted Shares Issued
August 19, 2014	2,666
July 13, 2015	2,666
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
On November 15, 2015, we suspended our IPO, which was conducted by the Former Dealer Manager, as exclusive wholesale distributor, effective December 31, 2015, and, on November 18, 2015, the Former Dealer Manager suspended sales activities it performed pursuant to the dealer manager agreement for the IPO, effective immediately. On December 31, 2015, we entered into a termination agreement with the Former Dealer Manager to terminate the dealer manager agreement. Due to these circumstances, it is not likely that we will resume the IPO. On January 25, 2016, we registered an additional 0.7 million shares to be issued under the DRIP Registration Statement.
As of December 31, 2015, we have issued 6.8 million shares of our common stock, including unvested restricted shares and shares issued pursuant to the DRIP, and received $167.2 million of offering proceeds.
The following table reflects the offering costs associated with the issuance of common stock:

Year Ended
(In thousands)	December 31, 2015
Selling commissions and dealer manager fees	$14,368
Other offering costs	4,710
Total offering costs	$19,078
The Former Dealer Manager was able to reallow the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions reallowed related to the sale of shares of common stock:

Year Ended
(In thousands)	December 31, 2015
Selling commissions and dealer manager fees	$14,368
Less:
Commissions to participating broker-dealers	(9,353)
Reallowance to participating broker-dealers	(1,550)
Net to the Former Dealer Manager	$3,465
As of December 31, 2015, we have incurred $21.4 million of cumulative offering costs in connection with registering and selling shares of our common stock. As of December 31, 2015, cumulative offering costs included $4.1 million of offering cost reimbursements incurred from the Advisor, Former Dealer Manager and Sponsor, excluding commissions and dealer manager fees. The Advisor elected to cap cumulative offering costs incurred by us, net of unpaid amounts, to 15.0% of gross common stock proceeds during the offering period. Cumulative offering costs, net of unpaid amounts, were less than 15.0% of gross proceeds at December 31, 2015. Cumulative offering proceeds from the sale of common stock exceeded cumulative offering costs by $145.8 million at December 31, 2015.

We have used and expect to continue to use substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of income producing real estate properties, focusing predominantly on MOBs and healthcare-related facilities. We may also originate or acquire first mortgage loans secured by real estate. As of December 31, 2015, we have used $122.5 million of the net proceeds from our IPO to purchase 19 properties with an aggregate purchase price of $127.8 million. In connection with our acquisitions, we paid acquisition fees of $1.9 million, acquisition expense reimbursements of $0.6 million and financing coordination fees of approximately $38,000 to our Advisor during the year ended December 31, 2015. We paid third-party acquisition expenses of $2.2 million during the year ended December 31, 2015.
We have used net proceeds from our IPO to fund a portion of our distributions. Once we have reached our desired leverage, we expect that cash flow from our properties will be sufficient to fund operating expenses and the payment of our monthly distributions.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our common stock is currently not listed on a national securities exchange and we will not seek to list our stock until such time as our independent directors believe that the listing of our stock would be in our best interest. In order to provide stockholders with interim liquidity, our board of directors has adopted a Share Repurchase Program (the "SRP") that enables our stockholders to sell their shares back to us after they have been held for at least one year, subject to significant conditions and limitations. Our Sponsor, Advisor, directors and affiliates are prohibited from receiving a fee on any share repurchases.
Only those stockholders who purchased their shares from us or received their shares from us (directly or indirectly) through one or more non-cash transactions may be able to participate in the SRP. In other words, once our shares are transferred for value by a stockholder, the transferee and all subsequent holders of the shares are not eligible to participate in the SRP.
Repurchases of shares of our common stock, when requested, are at our sole discretion. Until the SRP Amendment (described below), we limited the number of shares repurchased during any calendar year to 5% of the weighted average number of shares of common stock outstanding on December 31st of the previous calendar year. In addition, we were only authorized to repurchase shares in a given quarter up to the amount of proceeds we received from our DRIP in that same quarter.
On January 25, 2016, our board of directors approved and amended the SRP (the "SRP Amendment") to supersede and replace the existing SRP. Under the SRP Amendment, repurchases of shares of our common stock generally will be made semiannually (each six-month period ending June 30 or December 31, a “fiscal semester”). Repurchases for any fiscal semester will be limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5.0% of the weighted average number of shares of common stock outstanding on December 31st of the previous calendar year. In addition, we are only authorized to repurchase shares in a given fiscal semester up to the amount of proceeds we receive from our DRIP in that same fiscal semester.
Unless the shares of our common stock are being repurchased in connection with a stockholder's death or disability and until the NAV pricing date, a stockholder must have held the shares for at least one year prior to offering them for sale to us through the SRP. The purchase price for such shares repurchased under our SRP prior to the NAV pricing date and in connection with a stockholder's death or disability will be as follows (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock):

•	the lower of $23.13 and 92.5% of the price paid to acquire the shares from us for stockholders who have continuously held their shares for at least one year;

•	the lower of $23.75 and 95.0% of the price paid to acquire the shares from us for stockholders who have continuously held their shares for at least two years;

•	the lower of $24.38 and 97.5% of the price paid to acquire the shares from us for stockholders who have continuously held their shares for at least three years
No minimum holding period will apply to redemption requests made following the death or qualifying disability of a stockholder. Shares repurchased in connection with the death or disability of a stockholder will be repurchased at a purchase price equal to the price actually paid for the shares during our IPO until the NAV pricing date, and then at a purchase price equal to the then-current NAV (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) on or after the NAV pricing date. Our board of directors has the discretion to exempt shares purchased pursuant to our DRIP from the one-year holding requirement, if a stockholder sells back all of his or her shares. In addition, we may waive the holding period in the event of a stockholder's bankruptcy or other exigent circumstances.

Under the SRP Amendment, beginning with the NAV pricing date, the price per share that we will pay to repurchase our shares will be equal to our NAV multiplied by a percentage equal to (i) 92.5%, if the person seeking repurchase has held his or her shares for a period greater than one year and less than two years; (ii) 95%, if the person seeking repurchase has held his or her shares for a period greater than two years and less than three years; (iii) 97.5%, if the person seeking repurchase has held his or her shares for a period greater than three years and less than four years; or (iv) 100%, if the person seeking repurchase has held his or her shares for a period greater than four years. Subject to limited exceptions, stockholders who redeem their shares of our common stock within the first four months from the date of purchase will be subject to a short-term trading fee of 2% of the aggregate NAV per share of the shares of common stock received.
Because our NAV per share will be calculated annually, the repurchase price may fluctuate between the redemption request day and the date on which the Company pays redemption proceeds.
The following table summarizes our SRP activity for the periods presented. For the year ended December 31, 2015, we processed shares on a quarterly basis. Following the SRP Amendment, we will process repurchases each fiscal semester. The cost of the repurchased shares did not exceed DRIP proceeds during the periods presented by stockholders. We funded share repurchases from proceeds from issuance of common stock under our DRIP. During the quarter ended December 31, 2015, our board of directors authorized the Company not to accept any repurchase requests received during that quarter due to a lack of 2015 repurchase availability remaining under the SRP prior to its amendment.

	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price per Share
		(In thousands)
Period from April 24, 2014 (date of inception) to December 31, 2014	—	$—	$—
Year Ended December 31, 2015(1)	1,021	25	24.97
Cumulative repurchases as of December 31, 2015(1)	1,021	25	$24.97
Proceeds received from shares issued under the DRIP		2,170
Excess		$2,145
_______________

(1)
Excludes rejected repurchases of 1,336 shares for approximately $33,000 at an average price per share of $24.95, which were unfulfilled as of December 31, 2015. There were no other unfulfilled share repurchases for the period from April 24, 2014 (date of inception) to December 31, 2015.

Until the SRP Amendment, we processed repurchases on a quarterly basis. The following table summarizes repurchase requests pursuant to our SRP for each quarter during the year ended December 31, 2015:

	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price per Share
		(In thousands)
Quarter ended March 31, 2015	—	$—	$—
Quarter ended June 30, 2015	—	—	—
Quarter ended September 30, 2015	1,021	25	24.97
Quarter ended December 31, 2015(1)	—	—	—
	1,021	$25	$24.97
_______________

(1)
Excludes rejected repurchases of 1,336 shares for approximately $33,000 at an average price per share of $24.95, which were unfulfilled as of December 31, 2015. There were no other unfulfilled share repurchases for the period from April 24, 2014 (date of inception) to December 31, 2015.

The SRP will immediately terminate if our shares are listed on any national securities exchange. In addition, our board of directors may amend, suspend (in whole or in part) or terminate the SRP at any time upon 30 days’ prior written notice to our stockholders. Further, our board of directors reserves the right, in its sole discretion, to reject any requests for repurchases.

Item 6. Selected Financial Data.
The following selected financial data as of December 31, 2015 and 2014 and for the year ended December 31, 2015 and the period from April 24, 2014 (date of inception) to December 31, 2014 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" below:

Balance sheet data (In thousands)	December 31,
	2015	2014
Total real estate investments, at cost	$129,804	$—
Total assets	145,852	246
Mortgage note payable	5,093	—
Total liabilities	10,127	2,520
Total stockholder's equity (deficit)	135,253	(2,274)

	Year Ended	For the Period from April 24, 2014 (date of inception) to
Operating data (In thousands, except for share and per share data)	December 31, 2015	December 31, 2014
Total revenues	$4,143	$—
Total expenses	9,215	180
Operating loss	(5,072)	(180)
Total other expense	(73)	—
Loss before income taxes	(5,145)	(180)
Income tax expense	(84)	—
Net loss	(5,229)	(180)
Net loss attributed to non-controlling interest	11	—
Net loss attributed to stockholders	$(5,218)	$(180)
Other data:
Cash flows used in operations	$(2,764)	$(154)
Cash flows used in investing activities	(122,506)	—
Cash flows provided by financing activities	141,891	341
Per share data:
Weighted-average number of common shares outstanding, basic and diluted	3,344,191	7,937
Net loss per common share, basic and diluted	$(1.56)	$(22.68)

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
Overview
We were incorporated on April 24, 2014 as a Maryland corporation that intends to qualify as a REIT beginning with our taxable year ended December 31, 2015. On August 20, 2014, we commenced our IPO on a "reasonable best efforts" basis of up to 125.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, for total gross proceeds of up to $3.1 billion, pursuant to a registration statement on Form S-11 (File No. 333-196302) (as amended, the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. The Registration Statement also covers up to 26.3 million shares of common stock available pursuant to our distribution reinvestment plan ("DRIP") under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.

On November 15, 2015, we suspended our IPO, which was conducted by Realty Capital Securities, LLC (the "Former Dealer Manager"), as exclusive wholesale distributor, effective December 31, 2015, and, on November 18, 2015, the Former Dealer Manager suspended sales activities it performed pursuant to the dealer manager agreement for the IPO, effective immediately. On December 31, 2015, we entered into a termination agreement with the Former Dealer Manager to terminate the dealer manager agreement. Due to these circumstances, it is not likely that we will resume the IPO. On January 25, 2016, we registered an additional 0.7 million shares to be issued under the DRIP pursuant to a registration statement on Form S-3 (File No. 333-209117) (the "DRIP Registration Statement").
On February 11, 2015, we received and accepted aggregate subscriptions in excess of the minimum offering amount for the IPO of $2.0 million in shares of common stock, broke general escrow and issued shares to our initial investors, who were admitted as stockholders. As of December 31, 2015, we had 6.8 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO of $167.2 million. Until the NAV pricing date (as described below) the per share purchase price of shares issued under the DRIP will be equal to $23.75 per share, which is equal to 95% of the offering price in our IPO, which has been suspended. Beginning with the NAV pricing date, the per share price for shares under the DRIP will vary periodically and will be equal to our NAV. The NAV pricing date means the date we first publish an estimated per share NAV, which will be on or prior to July 11, 2017, which is 150 days following the second anniversary of the date that we broke escrow in our IPO.
We were formed to primarily acquire a diversified portfolio of healthcare-related assets including medical office buildings ("MOB"), seniors housing communities and other healthcare-related facilities for investment purposes. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced real estate operations in March 2015. As of December 31, 2015, we owned 19 properties consisting of 467,932 rentable square feet. As of December 31, 2015, we had only $16.8 million in cash on hand. While we may use a portion of cash on hand to consummate additional acquisitions, we generally expect to use cash on hand to fund distributions or for working capital needs.
Substantially all of our business is conducted through American Realty Capital Healthcare Trust III Operating Partnership, L.P. (the "OP"). We have no direct employees. American Realty Capital Healthcare III Advisors, LLC (the "Advisor") has been retained to manage our affairs on a day-to-day basis. We also have retained American Realty Capital Healthcare III Properties, LLC (the "Property Manager") to serve as our property manager. The Advisor and the Property Manager are under common control with AR Global Investments, LLC (the successor business to AR Capital, LLC, "AR Global"), the parent of our sponsor, American Realty Capital VII, LLC (the "Sponsor"), as a result of which they are related parties, and each of which have received or will receive compensation, fees and other expense reimbursements from us for services related to managing our business. The Advisor, Property Manager and Former Dealer Manager have received or will receive fees during our offering, acquisition, operational and liquidation stages.
Our Former Dealer Manager served as the dealer manager of the IPO and, together with certain of its affiliates, continued to provide us with various services through December 31, 2015. RCS Capital Corporation, the parent company of the Former Dealer Manager and certain of its affiliates that provided us with services, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global, the parent of our Sponsor.
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
Revenue Recognition
Our rental income is primarily related to rent received from tenants in our MOBs and triple-net leased healthcare facility. Rent from tenants in our MOB and triple-net leased healthcare facility operating segments is recorded in accordance with the terms of each lease on a straight-line basis over the initial term of the lease. Because many of the leases provide for rental increases at specified intervals, accounting principles generally accepted in the United States ("GAAP") require us to record a receivable, and include in revenues on a straight-line basis, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When we acquire a property, the acquisition date is considered to be the commencement date for purposes of this calculation.
Cost recoveries from tenants are included in operating expense reimbursement in the period the related costs are incurred, as applicable.

Resident services and fee income primarily relates to rent from residents in our seniors housing — operating property ("SHOP") held using a structure permitted by the REIT Investment Diversification and Empowerment Act of 2007 ("RIDEA") and to fees for ancillary services performed for residents in our SHOP. Rental income from residents of our SHOP operating segment is recognized as earned. Residents pay monthly rent that covers occupancy of their unit and basic services, including utilities, meals and some housekeeping services. The terms of the rent are short term in nature, primarily month-to-month. Fees for ancillary services are recorded in the period in which the services are performed.
We defer the revenue related to lease payments received from tenants and residents in advance of their due dates.
We continually review receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, we record an increase in the allowance for uncollectible accounts on the consolidated balance sheets or record a direct write-off of the receivable in the consolidated statements of operations and comprehensive loss.
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
In business combinations, we allocate the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements. Intangible assets may include the value of in-place leases and above- and below-market leases. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests are recorded at their estimated fair values.
We generally determine the value of construction in progress based upon the replacement cost. During the construction period, we capitalize interest, insurance and real estate taxes until the development has reached substantial completion.
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
Real estate investments that are intended to be sold are designated as "held for sale" on the consolidated balance sheets at the lesser of the carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale. Real estate investments are no longer depreciated when they are classified as held for sale. If the disposal, or intended disposal, of certain real estate investments represents a strategic shift that has had or will have a major effect on our operations and financial results, the operations of such real estate investments would be presented as discontinued operations in the consolidated statements of operations and comprehensive loss for all periods presented.
Depreciation and Amortization
Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for fixtures and improvements, and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.

Construction in progress, including capitalized interest, insurance and real estate taxes, is not depreciated until the development has reached substantial completion.
Capitalized above-market lease values are amortized or accreted as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values are accreted as an increase to rental income over the remaining terms of the respective leases and expected below-market renewal option periods.
Capitalized above-market ground lease values are accreted as a reduction of property operating expense over the remaining terms of the respective leases. Capitalized below-market ground lease values are amortized as an increase to property operating expense over the remaining terms of the respective leases and expected below-market renewal option periods.
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
In January 2015, the FASB issued updated guidance that eliminates from GAAP the concept of an event or transaction that is unusual in nature and occurs infrequently being treated as an extraordinary item. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Any amendments may be applied either prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We elected to adopt this new guidance as of September 30, 2015. The adoption of this guidance did not have a material impact to our financial position, results of operations and cash flows.
In February 2015, the FASB amended the accounting for consolidation of certain legal entities. The amendments modify the evaluation of whether certain legal entities are variable interest entities ("VIEs") or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership and affect the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships). The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption was permitted, including adoption in an interim period. We have elected to adopt this guidance effective January 1, 2016. We have assessed the impact from the adoption of this revised guidance and have determined that there will be no material impact to our financial position, results of operations and cash flows.

In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB added that, for line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption was permitted for financial statements that have not previously been issued. We have elected to adopt this guidance effective January 1, 2016. The adoption of this revised guidance will result in the reclassification of $0.1 million of deferred issuance costs related to our mortgage note payable from deferred costs, net to mortgage note payable in our consolidated balance sheet as of December 31, 2015.
In September 2015, the FASB issued an update that eliminates the requirement to adjust provisional amounts from a business combination and the related impact on earnings by restating prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of measurement period adjustments on current and prior periods, including the prior period impact on depreciation, amortization and other income statement items and their related tax effects, shall be recognized in the period the adjustment amount is determined. The cumulative adjustment would be reflected within the respective financial statement line items affected. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption was permitted. We elected to adopt this new guidance as of September 30, 2015. The adoption of this guidance did not have a material impact to our financial position, results of operations or cash flows.
In January 2016, the FASB issued an update that amends the recognition and measurement of financial instruments. The new guidance revises an entity’s accounting related to equity investments and the presentation of certain fair value changes for financial liabilities measured at fair value. Among other things, it also amends the presentation and disclosure requirements associated with the fair value of financial instruments. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is not permitted for most of the amendments in the update. We are currently evaluating the impact of this new guidance.
In February 2016, the FASB issued an update that sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The revised guidance is effective on January 1, 2019. Early adoption is permitted. We are currently evaluating the impact of this new guidance.
Results of Operations
We were incorporated on April 24, 2014. We purchased our first property and commenced our real estate operations in March 2015. Accordingly, our results of operations for the year ended December 31, 2015 as compared to the period from April 24, 2014 (date of inception) to December 31, 2014 reflect significant increases in most categories.
Comparison of the Year Ended December 31, 2015 to the Period from April 24, 2014 (date of inception) to December 31, 2014
Rental Income
Rental income for the year ended December 31, 2015 was $2.5 million. As of December 31, 2015, we owned 19 properties, with consolidated annualized rental income of $12.1 million. We did not own any properties during the period from April 24, 2014 (date of inception) to December 31, 2014 and therefore had no rental income during such period.
Operating Expense Reimbursements
Operating expense reimbursements were $0.6 million for the year ended December 31, 2015. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are generally directly responsible for all operating costs of the respective properties. We did not own any properties during the period from April 24, 2014 (date of inception) to December 31, 2014 and therefore had no operating expense reimbursement income during such period.

Resident Services and Fee Income
Resident services and fee income of $1.0 million for the year ended December 31, 2015 related to rent and services offered to residents in our SHOP depending on the level of care required, as well as fees associated with other ancillary services. We did not own any SHOPs and therefore did not have any resident services and fee income during the the period from April 24, 2014 (date of inception) to December 31, 2014.
Property Operating and Maintenance Expenses
Property operating and maintenance expenses were $1.4 million for the year ended December 31, 2015. These costs primarily related to the costs associated with our properties, including real estate taxes, property insurance, utilities, repairs, maintenance and unaffiliated third party property management fees, as well as costs related to caring for residents of our SHOP. We did not own any properties during the period from April 24, 2014 (date of inception) to December 31, 2014 and therefore had no property operating and maintenance expenses during such period.
Operating Fees to Related Party
Our Property Manager is paid a fee for property management services for managing our properties on a day-to-day basis. We incurred approximately $46,000 in property management fees from our Property Manager for the year ended December 31, 2015. We did not own any properties and therefore incurred no property management fees during the period from April 24, 2014 (date of inception) to December 31, 2014. Property management fees will increase in direct correlation with gross revenues.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses of $4.7 million for the year ended December 31, 2015 related to our acquisition of 19 properties with an aggregate contract purchase price of $127.8 million. We did not purchase any properties and therefore had no acquisition and transaction related expenses during the period from April 24, 2014 (date of inception) to December 31, 2014.
General and Administrative Expenses
General and administrative expenses were $1.3 million for the year ended December 31, 2015, including $0.3 million reimbursed to or incurred from related parties, compared to $0.2 million for the period from April 24, 2014 (date of inception) to December 31, 2014. Professional fees, board of director costs and insurance expense increased $1.1 million in order to support our real estate portfolio. We did not own any properties and therefore had nominal general and administrative expenses during the period from April 24, 2014 (date of inception) to December 31, 2014.
Depreciation and Amortization Expense
Depreciation and amortization expenses of $1.7 million for the year ended December 31, 2015 related to our acquisition of 19 properties during the year ended December 31, 2015, with an aggregate contract purchase price of $127.8 million. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and liabilities and depreciated or amortized over their estimated useful lives. We did not own any properties during the period from April 24, 2014 (date of inception) to December 31, 2014 and therefore had no depreciation and amortization expense during such period.
Interest Expense
Interest expense of $0.1 million for the year ended December 31, 2015 related to our mortgage note payable balance of $5.1 million as of December 31, 2015. We did not have any debt and therefore did not have interest expense during the period from April 24, 2014 (date of inception) to December 31, 2014.
Income Tax Expense
Income tax expense of $0.1 million for the year ended December 31, 2015 primarily related to our acquisition of a SHOP using a structure permitted by RIDEA, under which a REIT may lease qualified helathcare properties on an arm's length basis to a taxable REIT subsidiary ("TRS") if the property is operated on behalf of such subsidiary by an eligible third-party independent contractor. We did not own any properties as of December 31, 2014 and therefore had no income tax expense during the period from April 24, 2014 (date of inception) to December 31, 2014.

Cash Flows for the Year Ended December 31, 2015
During the year ended December 31, 2015, net cash used in operating activities was $2.8 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses. Cash flows used in operating activities during the year ended December 31, 2015 included $4.7 million of acquisition and transaction related costs. Cash outflows related to a net loss adjusted for non-cash items of $3.4 million (net loss of $5.2 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets, amortization of deferred financing costs, amortization of mortgage premiums and equity-based compensation of $1.8 million), an increase in prepaid expenses and other assets of $0.7 million due to rent receivables and other receivables, prepaid real estate taxes and property insurance as well as a $0.2 million increase in unbilled rent receivables recorded in accordance with straight-line basis accounting and a $0.1 million increase in restricted cash. These cash outflows were partially offset by an increase in accounts payable and accrued expenses of $1.2 million related to professional fees, real estate taxes and property operating expenses for our MOBs and SHOP and a $0.3 million increase in deferred rent.
The net cash used in investing activities during the year ended December 31, 2015 of $122.5 million primarily included $122.5 million to acquire 19 properties as well as approximately $25,000 in deposits for a future potential real estate acquisition.
Net cash provided by financing activities of $141.9 million during the year ended December 31, 2015 consisted primarily of proceeds from the sale of common stock of $164.9 million and contributions from non-controlling interest holders of $0.5 million. These cash inflows were partially offset with cash outflows which consisted primarily of payments of offering costs of $19.9 million, distributions to stockholders of $2.1 million, repayments to a related party of $1.2 million previously received to fund offering costs and payments of financing costs of $0.1 million.
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
Liquidity and Capital Resources
Our principal demands for cash will be for improvement costs, the payment of our operating and administrative expenses and distributions to our stockholders. We generally expect to use our remaining net proceeds from our IPO for these purposes, but we may also use a portion of these proceeds to fund additional acquisitions. As of December 31, 2015, we have primarily funded our acquisitions from the net proceeds of our IPO with a limited use of mortgage debt and have not utilized any corporate lines of credit. To the extent that we make additional acquisitions, we intend to acquire our assets with cash and mortgage or other debt, but we also may acquire assets free and clear of permanent mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in OP Units, or any mix thereof.
As of December 31, 2015, we had cash of $16.8 million and expect to fund our liquidity requirements over the next 12 months through a combination of cash on hand and operating cash flows.
On November 15, 2015, we suspended our IPO, which was conducted by the Former Dealer Manager, as exclusive wholesale distributor, effective December 31, 2015, and, on November 18, 2015, the Former Dealer Manager suspended sales activities it performed pursuant to the dealer manager agreement for the IPO, effective immediately. On December 31, 2015, we entered into a termination agreement with the Former Dealer Manager to terminate the dealer manager agreement.
Due to the foregoing, it is not likely that we will resume our IPO. If cash on hand and operating cash flows become insufficient to cover cash requirements, it may be necessary to obtain additional capital through equity sources other than our IPO. Also, we may look to generate proceeds from additional mortgage debt or obtain corporate leverage. There is no assurance that such sources of capital will be available, or, if available, that the terms will be acceptable to us.

We may borrow if we need funds to satisfy the REIT tax qualification requirement that we generally distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP, determined without regard to the deduction for dividends paid and excluding net capital gain). We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT. Under our charter, the maximum amount of our total indebtedness may not exceed 300% of our total "net assets" (as defined by the North American Securities Administrators Association Statement of Policy Regarding Real Estate Investment Trusts (the "NASAA REIT Guidelines")) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments. However, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. In addition, it is currently our intention to limit our aggregate borrowings to 45% of the aggregate fair market value of our assets, unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, calculated after the close of our IPO and once we have invested substantially all the proceeds of our IPO, will not apply to individual real estate assets or investments. As of December 31, 2015, our secured debt leverage ratio (total secured debt divided by total assets) was approximately 3.5% and we did not have any unsecured borrowings. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits.
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
Our board of directors has adopted a Share Repurchase Program (as amended, the "SRP") that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash. There are limits on the number of shares we may repurchase under this program during any calendar year. During the quarter ended December 31, 2015, our board of directors authorized the Company not to accept any repurchase requests received during that quarter due to a lack of 2015 repurchase availability remaining under the share repurchase program prior to its amendment. Further, we are only authorized to repurchase shares using the proceeds secured from the DRIP in any given period. The following table reflects the number of shares repurchased cumulatively through December 31, 2015:

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2014	—	$—
Year Ended December 31, 2015(1)	1,021	24.97
Cumulative repurchases as of December 31, 2015(1)	1,021	$24.97
_______________

(1)
Excludes rejected repurchases of 1,336 shares for approximately $33,000 at an average price per share of $24.95, which were unfulfilled as of December 31, 2015. There were no other unfulfilled share repurchases for the period from April 24, 2014 (date of inception) to December 31, 2015.

Acquisitions
As of March 4, 2016, we owned 19 properties with a contract price of $127.8 million. In accordance with the terms of the investment opportunity allocation agreement we have entered into with Healthcare Trust, Inc., we have been provisionally allocated MOB assets identified by our Advisor and its affiliates with an expected aggregate contract price of $0.5 million that are under contract or under executed letters of intent. Pursuant to the terms of the purchase and sale agreements and letters of intent, the obligation to close upon these acquisitions is subject to certain conditions customary to closing, including the successful completion of due diligence and fully negotiated binding agreements. There can be no assurance that we will complete these acquisitions. We intend to fund remaining acquisitions, if any, with proceeds raised from our IPO.

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
We define MFFO, a non-GAAP measure, consistent with the IPA's Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the "Practice Guideline") issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for acquisition and transaction related fees and expenses and other items. In calculating MFFO, we follow the Practice Guideline and exclude acquisition and transaction-related fees and expenses, amortization of above and below and other market intangible lease assets and liabilities, amounts relating to straight line rents (in order to adjust lease and rental payments from a GAAP accrual basis to a cash basis), accretion of discounts and amortization of premiums on debt investments and adjustments for unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis.
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
The table below reflects the items deducted from or added to net loss attributable to stockholders in our calculation of FFO and MFFO for the periods indicated. In calculating our FFO and MFFO, we exclude the impact of amounts attributable to our non-controlling interests.

	Three Months Ended				Year Ended
(In thousands)	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	December 31, 2015
Net loss attributable to stockholders (in accordance with GAAP)	$(319)	$(601)	$(1,561)	$(2,737)	$(5,218)
Depreciation and amortization	4	75	464	1,194	1,737
Adjustments for non-controlling interests(1)	—	—	—	—	—
FFO attributable to stockholders	(315)	(526)	(1,097)	(1,543)	(3,481)
Acquisition and transaction related	48	425	1,415	2,859	4,747
Amortization of market lease and other intangibles	(1)	(5)	1	34	29
Straight-line rent	(1)	(5)	(41)	(103)	(150)
Amortization of mortgage premium	—	—	(6)	(11)	(17)
Adjustments for non-controlling interests(1)	—	—	—	(12)	(12)
MFFO attributable to stockholders	$(269)	$(111)	$272	$1,224	$1,116
_______________
(1) Represents the portion of the adjustments allocable to non-controlling interests.
Distributions
On January 29, 2015, our board of directors authorized, and we declared, distributions payable to stockholders of record each day during the applicable period equal to $0.0042808219 per day, which is equivalent to $1.56 per annum, per share of common stock, beginning March 15, 2015. Distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.
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
During the year ended December 31, 2015, distributions paid to common stockholders totaled $4.3 million, including $2.2 million which was reinvested through our DRIP. During the year ended December 31, 2015, cash used to pay distributions was generated from offering proceeds from issuance of common stock and proceeds received from common stock issued under the DRIP.

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

	Three Months Ended								Year Ended
	March 31, 2015		June 30, 2015		September 30, 2015		December 31, 2015		December 31, 2015
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:
Distributions to stockholders	$—		$451		$1,517		$2,334		$4,302

Source of distribution coverage:
Cash flows provided by operations(1)	$—	—%	$—	—%	$—	—%	$—	—%	$—	—%
Offering proceeds from issuance of common stock	—	—%	236	52.3%	768	50.6%	1,153	49.4%	2,157	50.1%
Proceeds received from common stock issued under the DRIP	—	—%	215	47.7%	749	49.4%	1,181	50.6%	2,145	49.9%
Proceeds from financings	—	—%	—	—%	—	—%	—	—%	—	—%
Total source of distribution coverage	$—	—%	$451	100.0%	$1,517	100.0%	$2,334	100.0%	$4,302	100.0%

Cash flows used in operations (in accordance with GAAP)(1)	$(140)		$(585)		$(942)		$(1,097)		$(2,764)
Net loss attributed to stockholders (in accordance with GAAP)	$(319)		$(601)		$(1,561)		$(2,737)		$(5,218)
______________________________

(1)
Cash flows used in operations for the three months ended March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015 and the year ended December 31, 2015 reflect acquisition and transaction related expenses of approximately $48,000, $0.4 million, $1.4 million, $2.9 million and $4.7 million, respectively.

For the year ended December 31, 2015, cash flows used in operations were $2.8 million. As shown in the table above, we funded distributions with proceeds from our IPO as well as proceeds from our IPO which were reinvested in common stock issued under our DRIP. To the extent we pay distributions in excess of cash flows provided by operations, our stockholders' investment may be adversely impacted.
We may not generate sufficient cash flow from operations in 2016 to pay distributions at our current level and we may not generate sufficient cash flows from operations to pay future distributions. The amount of cash available for distributions is affected by many factors, such as rental income from acquired properties and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. With limited operating history, we cannot assure our stockholders that we will be able to continue to pay distributions or that distributions will increase over time. We cannot give any assurance that future acquisitions of real properties, if any, will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing a distribution rate to stockholders.
If we do not generate sufficient cash flows from our operations, we expect to use a portion of our cash on hand, which represents the remaining proceeds we received in our IPO, and the proceeds from our DRIP to pay distributions. A decrease in the level of stockholder participation in our DRIP could have an adverse impact on our ability to meet these expectations. If these sources are insufficient, we may use other sources, such as from borrowings, the sale of additional securities, advances from our Advisor, and our Advisor's deferral, suspension or waiver of its fees and expense reimbursements, as to which it has no obligation, to fund distributions.

The following table compares cumulative distributions paid to cumulative net loss and cumulative cash flows provided by operations (in accordance with GAAP) for the period from April 24, 2014 (date of inception) through December 31, 2015:

For the Period from April 24, 2014 (date of inception) to
(In thousands)	December 31, 2015
Distributions to stockholders(1)	$4,302

Reconciliation of net loss:
Revenues	$4,143
Acquisition and transaction related	(4,747)
Depreciation and amortization	(1,737)
Other operating expenses	(2,911)
Other non-operating expenses	(73)
Income tax expense	(84)
Net income attributable to non-controlling interests	11
Net loss (in accordance with GAAP)(2)	$(5,398)

Cash flow used in operations	$(2,918)

FFO attributable to stockholders	$(3,661)
_____________________

(1)	Distributions paid to common stockholders includes $2.2 million of proceeds received pursuant to the DRIP.

(2)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
Loan Obligations
The payment terms of our loan obligation requires principal and interest amounts to be paid monthly with all unpaid principal and interest due at maturity.
Our Advisor may, with approval from our independent directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third-parties on a case-by-case basis as acquisition opportunities present themselves. We view the use of short-term borrowings, including advances under a line of credit, if a line of credit is ever obtained, as an efficient and accretive means of acquiring real estate.
Contractual Obligations
The following table reflects contractual debt obligations under our mortgage notes payable and minimum base rental cash payments due for leasehold interests over the next five years and thereafter as of December 31, 2015. The minimum base rental cash payments due for leasehold interests exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes, among other items. As of December 31, 2015, the outstanding mortgage notes payable had a weighted average effective interest rate of 4.0%.

			Years Ended December 31,
(In thousands)	Total	2016	2017 — 2018	2019 — 2020	Thereafter
Principal on mortgage note payable	$5,093	$96	$204	$4,793	$—
Interest on mortgage note payable	752	202	392	158	—
Lease rental payments due	3,968	104	209	215	3,440
	$9,813	$402	$805	$5,166	$3,440

Election as a REIT
We intend to elect and qualify to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ended December 31, 2015. We believe that, commencing with such taxable year, we will be organized and operating in a manner so that we qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. In order to qualify and continue to qualify for taxation as a REIT, we must, among other things, distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP) determined without regard to the deduction for dividends paid and excluding net capital gains, and must comply with a number of other organizational and operational requirements. If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax on that portion of our REIT taxable income that we distribute to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and properties as well as federal income and excise taxes on our undistributed income.
Inflation
We may be adversely impacted by inflation on any leases that do not contain indexed escalation provisions. In addition, we may be required to pay costs for maintenance and operation of properties, which may adversely impact our results of operations due to potential increases in costs and operating expenses resulting from inflation.
Related-Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, whereby we have paid and/or may in the future pay certain fees or reimbursements to our Advisor, its affiliates and entities under common ownership with our Advisor in connection with items such as acquisition and financing activities, sales and maintenance of common stock under our suspended IPO, asset and property management services and reimbursement of operating and offering related costs. The predecessor to AR Global is a party to a services agreement with RCS Advisory Services, LLC, a subsidiary of the parent company of the Former Dealer Manager (“RCS Advisory”), pursuant to which RCS Advisory and its affiliates provided us and certain other companies sponsored by AR Global with services (including, without limitation, transaction management, compliance, due diligence, event coordination and marketing services, among others) on a time and expenses incurred basis or at a flat rate based on services performed. The predecessor to AR Global instructed RCS Advisory to stop providing such services in November 2015 and no services have since been provided by RCS Advisory. We are also party to a transfer agency agreement with American National Stock Transfer, LLC, a subsidiary of the parent company of the Former Dealer Manager (“ANST”), pursuant to which ANST provided us with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by a third-party transfer agent. AR Global received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. Our current provider of sub-transfer agency services will provide us with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services) until we enter into a definitive transfer agency agreement with a transfer agent. See Note 7 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Annual Report on Form 10-K and Item 13. Certain Relationships and Related Transactions, and Director Independence for a discussion of the various related party transactions, agreements and fees.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our long-term debt, which consists of secured financings, bears interest at a fixed rate. As of December 31, 2015, we did not have any derivative financial instruments. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

As of December 31, 2015, our debt included a fixed-rate secured mortgage financing with a carrying value of $5.2 million and a fair value of $5.2 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the note, but it has no impact on interest due on the note. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2015 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $0.2 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $0.2 million.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and assuming no other changes in our capital structure. The information presented above includes only those exposures that existed as of December 31, 2015 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
Item 8. Financial Statements and Supplementary Data.
The information required by this Item 8 is hereby incorporated by reference to our Consolidated Financial Statements beginning on page F-1 of this Annual Report of Form 10-K.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our President and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our President and Chief Financial Officer have concluded, as of the end of such period, that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Exchange Act.
Management's Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act and as set forth below. Under Rule 13a-15(c), management must evaluate, with the participation of the President and Chief Financial Officer, the effectiveness, as of the end of each calendar year, of our internal control over financial reporting. The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
In the course of preparing this Annual Report on Form 10-K and the consolidated financial statements included herein, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

KPMG LLP, an independent registered public accounting firm, was engaged to audit the consolidated financial statements included in this Annual Report on Form 10-K and their audit report is included on Page F-2 of this Annual Report on Form 10-K. The rules of the SEC do not require, and this Annual Report on Form 10-K does not include, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act) during the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
On March 3, 2016, we entered into an indemnification agreement (the “Indemnification Agreement”) with Katie P. Kurtz (the “Indemnitee”) in connection with Ms. Kurtz’s appointment as our chief financial officer, treasurer and secretary. The Indemnification Agreement provides that we will indemnify the Indemnitee, to the fullest extent permitted by Maryland law and our charter and subject to the limitations set forth in the Indemnification Agreement, from and against all judgments, penalties, fines and amounts paid in settlement and expenses reasonably incurred by the Indemnitee that may result or arise in connection with the Indemnitee serving in her capacity as a present or former director, officer, employee or agent of us or as a director, trustee, officer, partner, manager, managing member, fiduciary, employee or agent of any other foreign or domestic corporation, partnership, limited liability company, joint venture, trust, employee benefit plan or other enterprise that such person is or was serving in such capacity at our request. The Indemnification Agreement further provides that, subject to the limitations set forth in the Indemnification Agreement, we will, without requiring a preliminary determination of the Indemnitee’s ultimate entitlement of indemnification under the Indemnification Agreement, advance all reasonable expenses to the Indemnitee incurred by or on behalf of the Indemnitee in connection with any proceeding the Indemnitee is or is threatened to be made a party to.
The Indemnification Agreement provides that the Indemnitee is entitled to indemnification unless it is established that (a) the act or omission of the Indemnitee was material to the matter giving rise to the proceeding and (i) was committed in bad faith or (ii) was the result of active and deliberate dishonesty, (b) the Indemnitee actually received an improper personal benefit in money, property or services or (c) in the case of any criminal proceeding, the Indemnitee had reasonable cause to believe that her conduct was unlawful. The Indemnification Agreement further limits the Indemnitee’s entitlement to indemnification in cases where (a) the proceeding was one by or in the right of us and the Indemnitee was adjudged to be liable to us, (b) the Indemnitee was adjudged to be liable on the basis that personal benefit was improperly received in any proceeding charging improper personal benefit to the Indemnitee or (c) the proceeding was brought by the Indemnitee, except in certain circumstances.
The Indemnification Agreement also provides that, except for a proceeding brought by the Indemnitee, we have the right to defend the Indemnitee in any proceeding which may give rise to indemnification under the Indemnification Agreement. The Indemnification Agreement grants the Indemnitee the right to separate counsel in certain proceedings involving separate defenses, counterclaims or other conflicts of interest and in proceedings in which we fail to assume the defense of the Indemnitee in a timely manner. The Indemnification Agreement further provides that we will use our reasonable best efforts to acquire directors and officers liability insurance covering the Indemnitee or any claim made against the Indemnitee by reason of her service to us.
The description of the Indemnification Agreement in this Annual Report on Form 10-K is a summary and is qualified in its entirety by the terms of the Indemnification Agreement attached as Exhibit 10.31 to this Annual Report on Form 10-K and incorporated herein by reference.

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
Our Code of Ethics is also publicly available on our website at www.thehealthcarereit3.com/corporate-governance.html. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our chief executive officer, chief financial officer, chief accounting officer, controller or persons performing similar functions, we will disclose the nature of the amendment or waiver on that website or in a report on Form 8-K.
The information otherwise required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2016 annual meeting of stockholders.
Item 11. Executive Compensation.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2016 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2016 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2016 annual meeting of stockholders.
Item 14. Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2016 annual meeting of stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Financial Statements and Financial Statement Schedules

1.	Financial Statements:
See the Index to Consolidated Financial Statements at page F-1 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules:
The following financial statement is included herein at page F-32 of this Annual Report on Form 10-K:
Schedule III — Real Estate and Accumulated Depreciation
(b) Exhibits
See Exhibit Index below.

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2015 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
1.1*	Exclusive Dealer Manager Termination Agreement, dated December 31, 2015, among the Company, American Realty Capital Healthcare III Advisors, LLC and Realty Capital Securities, LLC
3.1 (1)	Articles of Amendment and Restatement for American Realty Capital Healthcare Trust III, Inc.
3.2 (1)	Bylaws of American Realty Capital Healthcare Trust III, Inc.
4.1 (2)	Amended and restated agreement of limited partnership of American Realty Capital Healthcare Trust III Operating Partnership, L.P. dated as of August 10, 2015
10.1 (1)	Advisory Agreement, dated August 20, 2014, by and among the Company, American Realty Capital Healthcare III Operating Partnership, L.P. and American Realty Capital Healthcare III Advisors, LLC
10.2 (7)
Property Management and Leasing Agreement, dated August 20, 2014, by and among the Company, American Realty Capital Healthcare III Operating Partnership, L.P. and American Realty Capital Healthcare III Properties, LLC

10.3 (1)	Employee and Director Incentive Restricted Share Plan of American Realty Capital Healthcare Trust III, Inc.
10.4 (3)	Indemnification Agreement, dated December 31, 2014, with Directors, Officers, Advisor and Dealer Manager
10.5 (6)	Purchase and Sale Agreement, effective as of March 2, 2015, between American Realty Capital VII, LLC and R.H.C. Investments II, Inc.
10.6 (6)	Purchase and Sale Agreement, effective as of March 2, 2015, among American Realty Capital Healthcare Trust II Operating Partnership, L.P., R.H.C. Investments I, Inc. and M.K. Acharya, M.D.
10.7 (6)
First Amendment to Purchase and Sale Agreement, dated as of April 1, 2015, among American Realty Capital Healthcare Trust II Operating Partnership, L.P., R.H.C. Investments I, Inc. and M.K. Acharya, M.D.

10.8 (6)	Second Amendment to Purchase and Sale Agreement, dated as of April 8, 2015, among American Realty Capital Healthcare III Operating Partnership, L.P., R.H.C. Investments I, Inc. and M.K. Acharya, M.D.
10.9 (6)	Third Amendment to Purchase and Sale Agreement, dated as of April 17, 2015, among American Realty Capital Healthcare III Operating Partnership, L.P., R.H.C. Investments I, Inc. and M.K. Acharya, M.D.
10.10 (6)	Fourth Amendment to Purchase and Sale Agreement, dated as of April 24, 2015, among American Realty Capital Healthcare III Operating Partnership, L.P., R.H.C. Investments I, Inc. and M.K. Acharya, M.D.
10.11 (2)	Agreement for purchase and sale of real property, dated April 28, 2015, by and between American Realty Capital VII, LLC and Rockwall Medical Properties, L.P.
10.12 (2)	Agreement for purchase and sale of real property, dated June 9, 2015 by and between American Realty Capital VII, LLC and GCS Stemmer Properties, LLC
10.13 (7)	Agreement for Purchase and Sale of Real Property, dated July 2, 2015, by and between American Realty Capital VII, LLC and 200 E. 18th LLC
10.14 (7)	First Amendment to Agreement for Purchase and Sale of Real Property, dated August 3, 2015, by and between American Realty Capital VII, LLC and 200 E. 18th LLC
10.15 (7)	Agreement for Purchase and Sale of Real Property, dated May 27, 2015, by and between American Realty Capital VII, LLC and ICM VI-Philip Centre, LP
10.16 (7)	Consent and Assumption Agreement with Release, dated as of August 14, 2015, by and among RGA Reinsurance Company, ICM VI-Philip Centre, LP, Bruce Timm, ARHC PPLVLGA01, LLC and the Company
10.17 (7)	Assignment and Subordination of Management Agreement, dated August 14, 2015, by and among ARHC PPLVLGA01, LLC, Caddis Management Company, LLC and RGA Reinsurance Company
10.18 (7)	Environmental Indemnity Agreement, dated August 14, 2015, by ARHC PPLVLGA01, LLC and the Company for the benefit of RGA Reinsurance Company
10.19 (7)	Separate Guaranty of Carveout Obligations, dated August 14, 2015, by the Company in favor of RGA Reinsurance Company
10.20 (7)	Asset Purchase Agreement, dated as of June 23, 2015, between American Realty Capital VII, LLC and Cedarhurst of Collinsville, LLC
10.21 (7)
Agreement for Purchase and Sale of Real Property, dated July 1, 2015, among American Realty Capital VII, LLC, 310 Home Boulevard, Galesburg, IL - Davessa Venture, LLC and 336 Home Boulevard, Galesburg, IL - S.J. Russell, LLC

Exhibit No.	Description
10.22 (7)	First Amendment to Agreement for Purchase and Sale of Real Property, dated August 3, 2015, by and among American Realty Capital VII, LLC, Davessa Venture, LLC, S.J. Russell, LLC and Galeva LLC
10.23 (7)	Second Amendment to Agreement for Purchase and Sale of Real Property, dated August 24, 2015, by and between American Realty Capital VII, LLC and Galeva LLC
10.24 (7)	Asset Purchase Agreement, dated July 6, 2015, among American Realty Capital VII, LLC, Arcadian Cove, LLC and Arcadian Assisted Living, LLC
10.25 (7)	First Amendment to Asset Purchase Agreement, dated August 25, 2015, among American Realty Capital VII, LLC, Cove Development, LLC, Arcadian Cove, LLC and Arcadian Assisted Living, LLC
10.26 (7)	Agreement for Purchase and Sale of Real Property, dated July 28, 2015, between American Realty Capital VII, LLC and Kraus-Anderson, Incorporated
10.27 (7)	First Amendment to Agreement for Purchase and Sale of Real Property, dated August 31, 2015, between American Realty Capital VII, LLC and Kraus-Anderson, Incorporated
10.28 *	Agreement for Purchase and Sale of Real Property, dated October 3, 2015, between American Realty Capital VII, LLC and Beaumont Medical Building-Warren, LLC
10.29 *	First Amendment to Agreement for Purchase and Sale of Real Property, dated November 6, 2015, between American Realty Capital VII, LLC and Beaumont Medical Building-Warren, LLC
10.30 *
Agreement for Purchase and Sale of Real Property, dated November 10, 2015, among American Realty Capital VII, LLC, Texas City Mainland Investors, LLLP, Joliet Investors, LLLP and New Lenox Investors, LLLP.

10.31 *	Indemnification Agreement, dated March 3, 2016 with Katie P. Kurtz
14 (4)	American Realty Capital Healthcare Trust III, Inc. Code of Business Conduct and Ethics
16.1 (5)	Letter from Grant Thornton LLP to the Securities and Exchange Commission dated January 28, 2015
21.1*	List of Subsidiaries
23.1*	Consent of KPMG LLP
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Healthcare Trust III, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________
*     Filed herewith.

(1)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed with the SEC on November 13, 2014.

(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 11, 2015.

(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 31, 2015.

(4)	Filed as an exhibit to Pre-Effective Amendment No. 2 to the Company's Registration Statement on Form S-11 filed with the SEC on August 8, 2014.

(5)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on January 28, 2015.

(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed with the SEC on May 13, 2015.

(7)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on November 10, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 4th day of March, 2016.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC.
By	/s/ W. TODD JENSEN
W. TODD JENSEN
PRESIDENT (and Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Edward M. Weil	Executive Chairman of the Board of Directors	March 4, 2016
Edward M. Weil

/s/ Katie P. Kurtz	Chief Financial Officer, Treasurer and Secretary	March 4, 2016
Katie P. Kurtz	(and Principal Financial Officer and Principal Accounting Officer)

/s/ P. Sue Perrotty	Independent Director	March 4, 2016
P. Sue Perrotty

/s/ B.J. Penn	Independent Director	March 4, 2016
B.J. Penn

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2015 and 2014	F-3

Consolidated Statements of Operations and Comprehensive Loss for the Year Ended December 31, 2015 and the Period from April 24, 2014 (date of inception) to December 31, 2014	F-4

Consolidated Statements of Changes in Equity for the Year Ended December 31, 2015 and the Period from April 24, 2014 (date of inception) to December 31, 2014	F-5

Consolidated Statements of Cash Flows for the Year Ended December 31, 2015 and the Period from April 24, 2014 (date of inception) to December 31, 2014	F-6

Notes to Consolidated Financial Statements	F-8

Financial Statement Schedule:
Schedule III — Real Estate and Accumulated Depreciation	F-32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
American Realty Capital Healthcare Trust III, Inc.
We have audited the accompanying consolidated balance sheets of American Realty Capital Healthcare Trust III, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, changes in equity (deficit), and cash flows for the year ended December 31, 2015 and for the period from April 24, 2014 (date of inception) to December 31, 2014. In connection with our audits of the consolidated financial statements, we have audited the 2015 financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Realty Capital Healthcare Trust III, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the year ended December 31, 2015 and the period from April 24, 2014 (date of inception) to December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Chicago, Illinois
March 4, 2016

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	December 31,
	2015	2014
ASSETS
Real estate investments, at cost:
Land	$10,225	$—
Buildings, fixtures and improvements	101,129	—
Acquired intangible lease assets	18,450	—
Total real estate investments, at cost	129,804	—
Less: accumulated depreciation and amortization	(1,818)	—
Total real estate investments, net	127,986	—
Cash	16,808	187
Restricted cash	62	—
Straight-line rent receivable	153	—
Prepaid expenses and other assets	714	59
Deferred costs, net	129	—
Total assets	$145,852	$246

LIABILITIES AND EQUITY (DEFICIT)
Mortgage note payable	$5,093	$—
Mortgage premium, net	155	—
Market lease intangible liabilities, net	1,849	—
Accounts payable and accrued expenses (including $288 and $1,895 due to related parties as of December 31, 2015 and 2014, respectively)	1,827	2,520
Deferred rent	299	—
Distributions payable	904	—
Total liabilities	10,127	2,520

Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding as of December 31, 2015 and 2014	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 6,792,797 and 11,554 shares of common stock issued and outstanding as of December 31, 2015 and 2014, respectively	68	—
Additional paid-in capital	145,789	(2,094)
Accumulated deficit	(10,604)	(180)
Total stockholders' equity (deficit)	135,253	(2,274)
Non-controlling interests	472	—
Total equity (deficit)	135,725	(2,274)
Total liabilities and equity (deficit)	$145,852	$246

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)

	Year Ended	For the Period from April 24, 2014 (date of inception) to
	December 31, 2015	December 31, 2014
Revenues:
Rental income	$2,540	$—
Operating expense reimbursements	573	—
Resident services and fee income	1,030	—
Total revenues	4,143	—

Expenses:
Property operating and maintenance	1,370	—
Operating fees to related party	46	—
Acquisition and transaction related	4,747	—
General and administrative	1,315	180
Depreciation and amortization	1,737	—
Total expenses	9,215	180
Operating loss	(5,072)	(180)
Other expense:
Interest expense	(73)	—
Total other expense	(73)	—
Loss before income taxes	(5,145)	(180)
Income tax expense	(84)	—
Net loss	(5,229)	(180)
Net loss attributable to non-controlling interests	11	—
Net loss attributable to stockholders	(5,218)	(180)
Comprehensive loss attributable to stockholders	$(5,218)	$(180)

Basic and diluted weighted average shares outstanding	3,344,191	7,937
Basic and diluted net loss per share	$(1.56)	$(22.68)
Distributions declared per share	$1.56	N/A
_______________
N/A     — Not Applicable

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(In thousands, except for share data)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)	Non-controlling Interests	Total Equity (Deficit)
Balance, April 24, 2014 (date of inception)	—	$—	$—	$—	$—	$—	$—
Issuance of common stock	8,888	—	202	—	202	—	202
Common stock offering costs	—	—	(2,300)	—	(2,300)	—	(2,300)
Share-based compensation	2,666	—	4	—	4	—	4
Net loss	—	—	—	(180)	(180)	—	(180)
Balance, December 31, 2014	11,554	—	(2,094)	(180)	(2,274)	—	(2,274)
Issuance of common stock	6,688,184	67	164,786	—	164,853	—	164,853
Common stock offering costs, commissions and dealer manager fees	—	—	(19,078)	—	(19,078)	—	(19,078)
Common stock issued through distribution reinvestment plan	91,414	1	2,170	—	2,171	—	2,171
Common stock repurchases	(1,021)	—	(25)	—	(25)	—	(25)
Equity-based compensation	2,666	—	30	—	30	—	30
Distributions declared	—	—	—	(5,206)	(5,206)	—	(5,206)
Contributions from non-controlling interest holders	—	—	—	—	—	483	483
Net loss	—	—	—	(5,218)	(5,218)	(11)	(5,229)
Balance, December 31, 2015	6,792,797	$68	$145,789	$(10,604)	$135,253	$472	$135,725

The accompanying notes are an integral part of these consolidated financial statement.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended	For the Period from April 24, 2014 (date of inception) to
	December 31, 2015	December 31, 2014
Cash flows from operating activities:
Net loss	$(5,229)	$(180)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,737	—
Amortization of deferred financing costs	11	—
Amortization of mortgage premium	(17)	—
Amortization of market lease intangibles	29	—
Equity-based compensation	30	4
Changes in assets and liabilities:
Straight-line rent receivable	(153)	—
Prepaid expenses and other assets	(651)	(59)
Accounts payable and accrued expenses	1,242	81
Deferred rent and other liabilities	299	—
Restricted cash	(62)	—
Net cash used in operating activities	(2,764)	(154)
Cash flows from investing activities:
Investments in real estate	(122,480)	—
Deposits paid for real estate acquisitions	(25)	—
Capital expenditures	(1)	—
Net cash used in investing activities	(122,506)	—
Cash flows from financing activities:
Payments of mortgage note payable	(31)	—
Payments of deferred financing costs	(119)	—
Proceeds from issuance of common stock	164,853	202
Common stock repurchases	(25)	—
Payments of offering costs and fees related to common stock issuances	(19,929)	(1,071)
Distributions paid	(2,131)	—
Contributions from non-controlling interest holder	483	—
Advances from (repayments to) related party	(1,210)	1,210
Net cash provided by financing activities	141,891	341
Net change in cash	16,621	187
Cash, beginning of period	187	—
Cash, end of period	$16,808	$187

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended	For the Period from April 24, 2014 (date of inception) to
	December 31, 2015	December 31, 2014
Supplemental disclosure of cash flow information:
Cash paid for interest	$61	$—

Non-cash investing and financing activities:
Payable and accrued offering costs	$378	$1,229
Assumption of mortgage note payable used to acquire investment in real estate	5,124	—
Premium on assumed mortgage note payable	172	—
Liabilities assumed in real estate acquisitions	126	—
Common stock issued through distribution reinvestment plan	2,171	—

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 1 — Organization
American Realty Capital Healthcare Trust III, Inc. (including, as required by context, American Realty Capital Healthcare III Operating Partnership, L.P. (the "OP") and its subsidiaries, the "Company") was incorporated on April 24, 2014 as a Maryland corporation that intends to elect and qualify to be taxed as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with its taxable year ended December 31, 2015. On August 20, 2014, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 125.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, for total gross proceeds of up to $3.1 billion, pursuant to a registration statement on Form S-11 (File No. 333-196302) (as amended, the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. The Registration Statement also covers up to 26.3 million shares of common stock available pursuant to a distribution reinvestment plan (the "DRIP") under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.
On November 15, 2015, the Company suspended its IPO, which was conducted by Realty Capital Securities, LLC (the “Former Dealer Manager”), as exclusive wholesale distributor, effective December 31, 2015, and, on November 18, 2015, the Former Dealer Manager suspended sales activities it performed pursuant to the dealer manager agreement for the IPO, effective immediately. On December 31, 2015, the Company entered into a termination agreement with the Former Dealer Manager to terminate the dealer manager agreement. Due to these circumstances, it is not likely that the Company will resume the IPO. On January 25, 2016, the Company registered an additional 0.7 million shares to be issued under the DRIP pursuant to a registration statement on Form S-3 (File No. 333-209117).
On February 11, 2015, the Company received and accepted aggregate subscriptions in excess of the minimum offering amount for the IPO of $2.0 million in shares of common stock, broke general escrow and issued shares to its initial investors, who were admitted as stockholders of the Company. As of December 31, 2015, the Company had 6.8 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO of $167.2 million. Until the net asset value ("NAV") pricing date (as described below), the per share purchase price of shares issued under the DRIP will be equal to $23.75 per share, which is equal to 95% of the offering price in the IPO, which has been suspended. Beginning with the NAV pricing date, the per share price for shares under the DRIP will vary periodically and will be equal to the Company’s per share NAV. The NAV pricing date means the date that the Company first publishes an estimated per share NAV (the "NAV Pricing Date"), which will be on or prior to July 11, 2017, which is 150 days following the second anniversary of the date that the Company broke escrow in the IPO.
The Company was formed to primarily acquire a diversified portfolio of healthcare-related assets, including medical office buildings ("MOB"), seniors housing communities and other healthcare-related facilities, for investment purposes. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. The Company purchased its first property and commenced real estate operations in March 2015. As of December 31, 2015, the Company owned 19 properties located in 10 states, comprised of 467,932 rentable square feet.
Substantially all of the Company's business is conducted through the OP. The Company has no direct employees. American Realty Capital Healthcare III Advisors, LLC (the "Advisor") has been retained to manage the Company's affairs on a day-to-day basis. The Company also has retained American Realty Capital Healthcare III Properties, LLC (the "Property Manager") to serve as the Company's property manager. The Advisor and the Property Manager are under common control with AR Global Investments, LLC (the successor business to AR Capital, LLC, "AR Global"), the parent of the Company's sponsor, American Realty Capital VII, LLC (the "Sponsor"), as a result of which they are related parties, and each have received or will receive compensation, fees and other expense reimbursements from the Company for services related to managing the Company's business. The Advisor, Property Manager and Former Dealer Manager have received or will receive fees during the Company's offering, acquisition, operational and liquidation stages.
The Former Dealer Manager served as the dealer manager of the IPO and, together with certain of its affiliates, continued to provide the Company with various services through December 31, 2015. RCS Capital Corporation, the parent company of the Former Dealer Manager and certain of its affiliates that provided us with services, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global, the parent of the Company's sponsor.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and consolidated joint venture arrangements in which the Company has controlling financial interests. The portions of the consolidated joint venture arrangements not owned by the Company were presented as non-controlling interests as of and during the period consolidated. All inter-company accounts and transactions have been eliminated in consolidation.
The Company evaluates its relationships and investments to determine if it has variable interests. A variable interest is an investment or other interest that will absorb portions of an entity's expected losses or receive portions of the entity's expected residual returns. If the Company determines that it has a variable interest in an entity, it evaluates whether such interest is in a variable interest entity ("VIE"). A VIE is broadly defined as an entity where either (1) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of an entity that most significantly impact the entity's economic performance or (2) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support. The Company consolidates any VIEs when it is determined to be the primary beneficiary of the VIE's operations.
A variable interest holder is considered to be the primary beneficiary of a VIE if it has the power to direct the activities of a VIE that most significantly impact the entity's economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. The Company qualitatively assesses whether it is (or is not) the primary beneficiary of a VIE. Consideration of various factors include, but are not limited to, the Company's ability to direct the activities that most significantly impact the entity's economic performance, its form of ownership interest, its representation on the entity's governing body, the size and seniority of its investment, its ability and the rights of other investors to participate in policy making decisions and to replace the manager of and/or liquidate the entity.
The Company continually evaluates the need to consolidate joint ventures based on standards set forth in GAAP. In determining whether the Company has a controlling interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, power to make decisions and contractual and substantive participating rights of the partners/members as well as whether the entity is a VIE for which the Company is the primary beneficiary.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue recognition, purchase price allocations to record investments in real estate, real estate taxes, and fair value measurements, as applicable.
Real Estate Investments
Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred.
The Company evaluates the inputs, processes and outputs of each asset acquired to determine if the transaction is a business combination or asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the consolidated statement of operations. If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized and subsequently amortized over the useful life of the acquired assets.
In business combinations, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings and fixtures. Intangible assets may include the value of in-place leases and above- and below-market leases and other identifiable intangible assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests are recorded at their estimated fair values.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

The Company generally determines the value of construction in progress based upon the replacement cost. During the construction period, we capitalize interest, insurance and real estate taxes until the development has reached substantial completion.
The fair value of the tangible assets of an acquired property with an in-place operating lease is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to the tangible assets based on the fair value of the tangible assets. The fair value of in-place leases is determined by considering estimates of carrying costs during the expected lease-up periods, current market conditions, as well as costs to execute similar leases. The fair value of above- or below-market leases is recorded based on the present value of the difference between the contractual amount to be paid pursuant to the in-place lease and the Company’s estimate of the fair market lease rate for the corresponding in-place lease, measured over the remaining term of the lease including any below-market fixed rate renewal options for below-market leases.
In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including real estate valuations prepared by independent valuation firms. The Company also considers information and other factors including market conditions, the industry that the tenant operates in, characteristics of the real estate, i.e. location, size, demographics, value and comparative rental rates, tenant credit profile and the importance of the location of the real estate to the operations of the tenant’s business.
In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above- or below-market interest rates.
In allocating non-controlling interests, amounts are recorded based on the fair value of units issued or percentage of investment contributed at the date of acquisition, as determined by the terms of the applicable agreement.
Acquired intangible assets and liabilities consisted of the following as of the period presented. There were no acquired intangible assets as of December 31, 2014.

	December 31, 2015
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$16,023	$931	$15,092
Intangible market lease assets	2,427	81	2,346
Total acquired intangible assets	$18,450	$1,012	$17,438
Intangible market lease liabilities	$1,902	$53	$1,849
Real estate investments that are intended to be sold are designated as "held for sale" on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale. Real estate investments are no longer depreciated when they are classified as held for sale. If the disposal, or intended disposal, of certain real estate investments represents a strategic shift that has had or will have a major effect on the Company's operations and financial results, the operations of such real estate investments would be presented as discontinued operations in the consolidated statements of operations and comprehensive loss for all applicable periods. The Company had not sold and did not intend to sell any properties as of December 31, 2015. The Company did not own any properties as of December 31, 2014.
Depreciation and Amortization
Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for fixtures and improvements, and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.
Construction in progress, including capitalized interest, insurance and real estate taxes, is not depreciated until the development has reached substantial completion.
The assumed mortgage premiums or discounts are amortized or accreted as an increase or reduction to interest expense over the remaining term of the respective mortgages, as applicable.
Capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values are accreted as an increase to rental income over the remaining terms of the respective leases and expected below-market renewal option periods.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Capitalized above-market ground lease values are accreted as a reduction of property operating expense over the remaining terms of the respective leases. Capitalized below-market ground lease values are amortized as an increase to property operating expense over the remaining terms of the respective leases and expected below-market renewal option periods.
The value of in-place leases, exclusive of the value of above-market and below-market in-place leases, is amortized to expense over the remaining periods of the respective leases.
For the year ended December 31, 2015, amortization of in-place leases and other intangible assets of $0.9 million is included in depreciation and amortization expense on the consolidated statements of operations and comprehensive loss. For the year ended December 31, 2015, net amortization of intangible market lease assets and liabilities relating to assumed tenant leases of approximately $35,000 is deducted from rental income on the consolidated statements of operations and comprehensive loss. For the year ended December 31, 2015, net amortization of intangible market lease liabilities related to assumed leasehold interests of approximately $6,000 is included in property operating and maintenance expense on the consolidated statements of operations and comprehensive loss.
The following table provides the projected amortization expense and adjustments to revenues for the next five years:

(In thousands)	2016	2017	2018	2019	2020
In-place lease assets	$3,127	$2,362	$2,197	$2,022	$1,794
Total to be added to amortization expense	$3,127	$2,362	$2,197	$2,022	$1,794

Above-market lease assets	$353	$351	$318	$309	$301
Below-market lease liabilities	(132)	(132)	(132)	(131)	(127)
Total to be deducted from rental income	$221	$219	$186	$178	$174

Above-market ground lease liabilities	$16	$16	$16	$16	$16
Total to be deducted from property operating and maintenance expense	$16	$16	$16	$16	$16
Impairment of Long Lived Assets
When circumstances indicate that the carrying value of a property may not be recoverable, the Company reviews the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. Impairment assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.
Cash
The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company ("FDIC") up to an insurance limit. At December 31, 2015, the Company had deposits of $16.8 million of which $15.6 million were in excess of the amount insured by the FDIC. At December 31, 2014, the Company had deposits of $0.2 million, none of which was in excess of the amount insured by the FDIC. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result.
Restricted Cash
Restricted cash generally consists of reserves related to real estate taxes, maintenance, structural improvements, and debt service.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Deferred Costs, Net
Deferred costs, net, consist of deferred financing costs and deferred leasing costs. Deferred financing costs represent commitment fees, legal fees, and other costs associated with obtaining commitments for financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method and included in interest expense on the accompanying consolidated statements of operations and comprehensive loss. Unamortized deferred financing costs are expensed if the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close. As of December 31, 2015, the Company had $0.1 million of deferred financing costs, net of accumulated amortization of $11,000. The Company had no deferred financing costs as of December 31, 2014.
Deferred leasing costs, consisting primarily of lease commissions and professional fees incurred in connection with new leases, are deferred and amortized over the term of the lease. As of December 31, 2015 and 2014, the Company had not incurred any deferred leasing costs.
Revenue Recognition
The Company's rental income is primarily related to rent received from tenants in the Company's MOBs and triple-net leased healthcare facility. Rent from tenants in the Company's MOB and triple-net leased healthcare facility operating segments (as discussed below) is recorded in accordance with the terms of each lease on a straight-line basis over the initial term of the lease. Because many of the leases provide for rental increases at specified intervals, GAAP requires the Company to record a receivable, and include in revenues on a straight-line basis, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation.
Cost recoveries from tenants are included in operating expense reimbursement in the period the related costs are incurred, as applicable.
Resident services and fee income primarily relates to rent from residents in the Company's seniors housing — operating property ("SHOP") held using a structure permitted by the REIT Investment Diversification and Empowerment Act of 2007 and to fees for ancillary services performed for SHOP residents. Rental income from residents in the Company's SHOP operating segment is recognized as earned. Residents pay monthly rent that covers occupancy of their unit and basic services, including utilities, meals and some housekeeping services. The terms of the rent are short term in nature, primarily month-to-month. Fees for ancillary services are recorded in the period in which the services are performed.
The Company defers the revenue related to lease payments received from tenants and residents in advance of their due dates.
The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company records an increase in the allowance for uncollectible accounts on the consolidated balance sheets or records a direct write-off of the receivable in the consolidated statements of operations.
Offering and Related Costs
Offering and related costs include all expenses incurred in connection with the IPO. Offering costs (other than selling commissions and the dealer manager fee) of the Company may be paid by the Advisor, the Former Dealer Manager or their affiliates on behalf of the Company. Offering and related costs include, but are not limited to, (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Former Dealer Manager for amounts it paid to reimburse the itemized and detailed due diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. The Company is obligated to reimburse the Advisor or its affiliates, as applicable, for offering costs paid by them on behalf of the Company, provided that the Advisor is obligated to reimburse the Company to the extent offering costs (excluding selling commissions and the dealer manager fee) incurred by the Company in its offering exceed 2.0% of offering proceeds, net of repurchases and DRIP. As a result, these costs are only a liability of the Company to the extent aggregate selling commissions, the dealer manager fees and other organization and offering costs do not exceed 12.0% of the gross proceeds determined at the end of the IPO (See Note 7 — Related Party Transactions and Arrangements).

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Equity-Based Compensation
The Company has a stock-based incentive award plan for its directors, which is accounted for under the guidance of share based payments. The expense for such awards is included in general and administrative expenses and is recognized over the vesting period or when the requirements for exercise of the award have been met (See Note 9 — Equity-Based Compensation).
Income Taxes
For the period from April 24, 2014 (date of inception) to December 31, 2014, the Company was being taxed as a C corporation because it did not meet the requirements to be taxed as a REIT. The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code") commencing with the taxable year ended December 31, 2015. In order to qualify and continue to qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that the Company distribute annually at least 90% of the Company’s REIT taxable income to the Company’s stockholders. If the Company fails to continue to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax) beginning with the year in which it fails to qualify and may be precluded from being able to elect to be treated as a REIT for the Company’s four subsequent taxable years. The Company distributed to its stockholders 100% of its REIT taxable income for the year ended December 31, 2015. Accordingly, no provision for federal or state income taxes related to such REIT taxable income was recorded in the Company's financial statements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
REIT status imposes limitations related to seniors housing communities. Generally, to qualify as a REIT, the Company cannot directly operate seniors housing communities. However, such facilities may generally be operated by a taxable REIT subsidiary ("TRS") pursuant to a lease with the Company. Therefore, the Company has formed a TRS entity under the OP to operate its SHOP pursuant to a contract with an unaffiliated management company.
As of December 31, 2015, the Company owned one SHOP that is owned by its TRS entity, which is owned by the OP. A TRS is subject to federal, state and local income taxes. The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event the Company determines that it would not be able to realize the deferred income tax assets in the future in excess of the net recorded amount, the Company establishes a valuation allowance which offsets the previously recognized income tax benefit. Deferred income taxes result from temporary differences between the carrying amounts of the TRS's assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities as of December 31, 2015 consisted of deferred rent and depreciation. As of December 31, 2015, the Company had a deferred tax asset of $21,000 with no valuation allowance. The Company did not have any deferred tax assets as of December 31, 2014.
The following table details the composition of the Company's tax expense for the year ended December 31, 2015, which includes federal and state income taxes incurred by the Company's TRS entity. No tax expense was recorded for the period from April 24, 2014 (date of inception) to December 31, 2014. The Company estimated its income tax expense relating to its TRS entity using a combined federal and state rate of approximately 41.2% for the year ended December 31, 2015. These income taxes are reflected in income tax expense on the accompanying consolidated statements of operations and comprehensive loss.

	Year Ended December 31, 2015
(In thousands)	Current	Deferred
Federal expense (benefit)	$79	$(16)
State expense (benefit)	26	(5)
	$105	$(21)
As of December 31, 2015 and 2014, the Company had no material uncertain income tax positions. The tax period for the period from April 24, 2014 (date of inception) to December 31, 2014 remains open to examination by the major taxing jurisdictions to which the Company is subject.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

The amount of distributions payable to the Company's stockholders is determined by the board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable, and annual distribution requirements needed to qualify and maintain the Company's status as a REIT under the Code. From a tax perspective, of the amounts distributed during the year ended December 31, 2015, 93.4%, or $1.04 per share per annum, represented a return of capital and 6.6%, or $0.07 per share per annum, represented ordinary dividend income.
Per Share Data
Net income (loss) per basic share of common stock is calculated by dividing net income (loss) attributable to stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock considers the effect of potentially dilutive shares of common stock outstanding during the period.
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
In January 2015, the FASB issued updated guidance that eliminates from GAAP the concept of an event or transaction that is unusual in nature and occurs infrequently being treated as an extraordinary item. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Any amendments may be applied either prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company elected to adopt this new guidance as of September 30, 2015. The adoption of this guidance did not have a material impact to the Company's financial position, results of operations and cash flows.
In February 2015, the FASB amended the accounting for consolidation of certain legal entities. The amendments modify the evaluation of whether certain legal entities are variable interest entities ("VIEs") or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affect the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships). The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption was permitted, including adoption in an interim period. The Company has elected to adopt this guidance effective January 1, 2016. The Company has assessed the impact from the adoption of this revised guidance and has determined that there will be no material impact to its financial position, results of operations and cash flows.
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendment requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB added that, for line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption was permitted for financial statements that have not previously been issued. The Company has elected to adopt this guidance effective January 1, 2016. The adoption of this revised guidance will result in the reclassification of $0.1 million of deferred issuance costs related to the Company's mortgage note payable from deferred costs, net to mortgage note payable in the Company's consolidated balance sheet as of December 31, 2015.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

In September 2015, the FASB issued an update that eliminates the requirement to adjust provisional amounts from a business combination and the related impact on earnings by restating prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of measurement period adjustments on current and prior periods, including the prior period impact on depreciation, amortization and other income statement items and their related tax effects, shall be recognized in the period the adjustment amount is determined. The cumulative adjustment would be reflected within the respective financial statement line items affected. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption was permitted. The Company elected to adopt this guidance as of September 30, 2015. The adoption of this guidance did not have a material impact to the Company's financial position, results of operations and cash flows.
In January 2016, the FASB issued an update that amends the recognition and measurement of financial instruments. The new guidance revises an entity’s accounting related to equity investments and the presentation of certain fair value changes for financial liabilities measured at fair value. Among other things, it also amends the presentation and disclosure requirements associated with the fair value of financial instruments. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is not permitted for most of the amendments in the update. The Company is currently evaluating the impact of this new guidance.
In February 2016, the FASB issued an update that sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The revised guidance is effective on January 1, 2019. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance.
Note 3 — Real Estate Investments
The Company owned 19 properties as of December 31, 2015. The Company focuses on investing in MOBs, seniors housing communities and other healthcare-related facilities primarily to expand and diversify its portfolio and revenue base. The rentable square feet or annualized straight-line rental income of the following acquisitions represent 5% or more of the Company's total portfolio rentable square feet or annualized straight-line rental income as of December 31, 2015:
On July 24, 2015, the Company, through a wholly owned subsidiary, completed the acquisition of the fee simple interest in a medical office building and a leasehold interest in an adjacent parking lot located in Decatur, Georgia ("Decatur Medical Office Building"). The seller of Decatur Medical Office Building was GCS Stemmer Properties, LLC, which had no preexisting relationship with the Company. The contract purchase price of Decatur Medical Office Building was $5.1 million and was funded with proceeds from the Company's IPO. The Company accounted for the purchase of Decatur Medical Office Building as a business combination and incurred acquisition related costs of $0.1 million, which are reflected in the acquisition and transaction related line on the accompanying consolidated statements of operations and comprehensive loss.
On August 3, 2015, the Company, through a wholly owned subsidiary, completed the acquisition of the fee simple interest in a medical office building located in Cleveland, Ohio ("Buckeye Health Center"). The seller of Buckeye Health Center was 200 E. 18th LLC, which had no preexisting relationship with the Company. The contract purchase price of Buckeye Health Center was $5.6 million and was funded with proceeds from the Company's IPO. The Company accounted for the purchase of Buckeye Health Center as a business combination and incurred acquisition related costs of $0.1 million, which are reflected in the acquisition and transaction related line on the accompanying consolidated statements of operations and comprehensive loss.
On August 14, 2015, the Company, through a wholly owned subsidiary, completed the acquisition of the fee simple interest in two adjacent medical office buildings located in Lawrenceville, Georgia ("Philip Professional Center"). The seller of Philip Professional Center was ICM VI – Philip Centre, LP, which had no preexisting relationship with the Company. The contract purchase price of Philip Professional Center was $9.0 million and was funded with $3.9 million in proceeds from the Company's IPO and the assumption of $5.1 million in existing mortgage debt. The Company accounted for the purchase of Philip Professional Center as a business combination and incurred acquisition related costs of $0.2 million, which are reflected in the acquisition and transaction related line on the accompanying consolidated statements of operations and comprehensive loss.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

On August 21, 2015, the Company, through a wholly owned subsidiary, completed the acquisition of the fee simple interest in a seniors housing community located in Collinsville, Illinois ("Cedarhurst of Collinsville"). The seller of Cedarhurst of Collinsville was Cedarhurst of Collinsville, LLC, which had no preexisting relationship with the Company. The contract purchase price of Cedarhurst of Collinsville was $11.6 million and was funded with proceeds from the Company's IPO. The Company accounted for the purchase of Cedarhurst of Collinsville as a business combination and incurred acquisition related costs of $0.4 million, which are reflected in the acquisition and transaction related line on the accompanying consolidated statements of operations and comprehensive loss.
On August 25, 2015, the Company, through a wholly owned subsidiary, completed the acquisition of the fee simple interest in a seniors housing community located in Richmond, Kentucky ("Arcadian Cove Assisted Living"). The sellers of Arcadian Cove Assisted Living were Arcadian Cove, LLC and Arcadian Assisted Living, LLC, neither of which had any preexisting relationship with the Company. The contract purchase price of Arcadian Cove Assisted Living was $4.8 million and was funded with proceeds from the Company's IPO. The Company accounted for the purchase of Arcadian Cove Assisted Living as a business combination and incurred acquisition related costs of $0.2 million, which are reflected in the acquisition and transaction related line on the accompanying consolidated statements of operations and comprehensive loss.
On September 11, 2015, the Company, through a wholly owned subsidiary, completed the acquisition of the fee simple interest in a medical office building located in Woodbury, Minnesota ("Woodlake Office Center"). The seller of Woodlake Office Center was Kraus-Anderson, Incorporated, which had no preexisting relationship with the Company. The contract purchase price of Woodlake Office Center was $14.9 million and was funded with proceeds from the Company's IPO. The Company accounted for the purchase of Woodlake Office Center as a business combination and incurred acquisition related costs of $0.3 million, which are reflected in the acquisition and transaction related line on the accompanying consolidated statements of operations and comprehensive loss.
On October 8, 2015, the Company, through a wholly owned subsidiary, completed the acquisition of the fee simple interest in a medical office building located in Gilbert, Arizona ("Greenfield Medical Center"). The seller of Greenfield Medical Center was Holworthy Property, LLC, which had no preexisting relationship with the Company. The contract purchase price of Greenfield Medical Center was $7.0 million and was funded with proceeds from the Company's IPO. The Company accounted for the purchase of Greenfield Medical Center as a business combination and incurred acquisition related costs of $0.2 million, which are reflected in the acquisition and transaction related line on the accompanying consolidated statements of operations and comprehensive loss.
On October 22, 2015, the Company, through a wholly owned subsidiary, completed the acquisition of the fee simple interest in a medical office building located in Ft. Meyers, Florida ("Lee Memorial Health System Outpatient Center"). The seller of Lee Memorial Health System Outpatient Center was Fort Myers Creekside MOB, LP, which had no preexisting relationship with the Company. The contract purchase price of Lee Memorial Health System Outpatient Center was $5.3 million and was funded with proceeds from the Company's IPO. The Company accounted for the purchase of Lee Memorial Health System Outpatient Center as a business combination and incurred acquisition related costs of $0.1 million, which are reflected in the acquisition and transaction related line on the accompanying consolidated statements of operations and comprehensive loss.
On December 4, 2015, the Company, through a wholly owned subsidiary, completed the acquisition of the fee simple interest in a medical office building located in Warren, Michigan ("Beaumont Medical Center"). The seller of Beaumont Medical Center was Beaumont Medical Building-Warren, LLC, which had no preexisting relationship with the Company. The contract purchase price of Beaumont Medical Center was $13.7 million and was funded with proceeds from the Company's IPO. The Company accounted for the purchase of Beaumont Medical Center as a business combination and incurred acquisition related costs of $0.3 million, which are reflected in the acquisition and transaction related line on the accompanying consolidated statements of operations and comprehensive loss.
On December 4, 2015, the Company, through a wholly owned subsidiary, completed the acquisition of the leasehold interest in a medical office building located in Joliet, Illinois ("Madison Medical Plaza"). The seller of Madison Medical Plaza was Joliet Investors, LLLP, which had no preexisting relationship with the Company. The contract purchase price of Madison Medical Plaza was $19.5 million and was funded with proceeds from the Company's IPO. The Company accounted for the purchase of Madison Medical Plaza as a business combination and incurred acquisition related costs of $1.9 million, which are reflected in the acquisition and transaction related line on the accompanying consolidated statements of operations and comprehensive loss.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

The following table presents the allocation of the assets acquired and liabilities assumed during the year ended December 31, 2015. There were no assets acquired or liabilities assumed during the period from April 24, 2014 (date of inception) to December 31, 2014.

Year Ended
(Dollar amounts in thousands)	December 31, 2015
Real estate investments, at cost:
Land	$10,225
Buildings, fixtures and improvements	101,129
Total tangible assets	111,354
Acquired intangibles:
In-place leases(1)	16,023
Market lease assets(1)	2,427
Market lease liabilities(1)	(1,902)
Total assets acquired, net	127,902
Mortgage note payable assumed to acquire real estate investment	(5,124)
Premium on mortgage assumed	(172)
Other liabilities assumed	(126)
Cash paid for acquired real estate investments	$122,480
Number of properties purchased	19
_______________

(1)
Weighted-average remaining amortization periods for in-place leases, market lease assets and market lease liabilities acquired during the year ended December 31, 2015 were 6.9, 8.8 and 16.1 years, respectively, as of each property's respective acquisition date.

The following table presents unaudited pro forma information as if the acquisitions that were completed during the year ended December 31, 2015 had been consummated on April 24, 2014 (date of inception). Additionally, the unaudited pro forma net income (loss) was adjusted to reclassify acquisition and transaction related expenses of $4.7 million from the year ended December 31, 2015 to the period from April 24, 2014 (date of inception) to December 31, 2014.

	Year Ended	For the Period from April 24, 2014 (date of inception) to
(In thousands, except for share and per share information)	December 31, 2015	December 31, 2014
Pro forma revenues (1)	$14,089	$9,727
Pro forma net income (loss) (1)	$1,981	$(2,621)
Basic weighted average shares outstanding	3,344,191	7,937
Basic pro forma net income (loss) per share	$0.59	$(330.23)
Diluted weighted average shares outstanding	3,347,916	7,937
Diluted pro forma net income (loss) per share	$0.57	$(330.23)
_______________

(1)
For the year ended December 31, 2015, aggregate revenues and net income derived from the Company's 2015 acquisitions (for the Company's period of ownership) were $4.1 million and $1.0 million, respectively.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter as of December 31, 2015. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Rent Payments
2016	$8,760
2017	8,743
2018	8,535
2019	8,207
2020	7,762
Thereafter	25,166
$67,173
As of December 31, 2015, the Company did not have any tenants (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10% or greater of total annualized rental income for the portfolio on a straight-line basis. The Company did not own any properties and had no tenant concentrations as of December 31, 2014.
The following table lists the states where the Company has a concentration of properties where annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis as of December 31, 2015. The Company did not own any properties and had no state concentrations as of December 31, 2014.

State	December 31, 2015
Georgia	11.9%
Illinois	41.9%
Michigan	9.8%
Note 4 — Mortgage Note Payable
The following table reflects the Company's mortgage note payable as of December 31, 2015. The Company had no mortgage notes payable as of December 31, 2014.

	Encumbered Properties	Outstanding Loan Amount as of	Effective Interest Rate	Interest Rate
Portfolio		December 31, 2015			Maturity
		(In thousands)
Philip Professional Center — Lawrenceville, GA	2	$5,093	4.0%	Fixed	Oct. 2019
As of December 31, 2015, the Company had pledged $9.2 million in real estate, at cost, as collateral for the mortgage note payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage note payable on the property. The Company makes payments of principal and interest on its mortgage note payable on a monthly basis.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

The following table summarizes the scheduled aggregate principal payments on the Company's mortgage note payable for the five years subsequent to December 31, 2015:

(In thousands)	Future Principal Payments
2016	$96
2017	100
2018	104
2019	4,793
2020	—
Thereafter	—
$5,093
Note 5 — Fair Value of Financial Instruments
GAAP establishes a hierarchy of valuation techniques based on the observability of inputs used in measuring financial instruments at fair value. GAAP establishes market-based or observable inputs as the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs. The three levels of the hierarchy are described below:
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
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash, restricted cash, straight-line rent receivable, prepaid expenses and other assets, deferred costs, net, accounts payable and accrued expenses, deferred rent and distributions payable approximates their carrying value on the consolidated balance sheets due to their short-term nature. The fair value of the Company's remaining financial instrument that is not reported at fair value on the consolidated balance sheet is reported below:

		Carrying Amount(1) at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	December 31, 2015	December 31, 2015	December 31, 2014	December 31, 2014
Mortgage note payable and premium, net	3	$5,248	$5,181	$—	$—
_______________
(1) Carrying value includes mortgage note payable of $5.1 million and mortgage premium, net of $0.2 million as of December 31, 2015.
The fair value of the mortgage note payable is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 6 — Common Stock
The Company had 6.8 million and 11,554 shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds of $167.2 million and $0.2 million as of December 31, 2015 and 2014, respectively.
The Company has paid distributions on a monthly basis to stockholders of record on a daily basis at a rate equal to $0.0042808219 per day, which is equivalent to $1.56 per annum, per share of common stock, beginning on March 15, 2015. Distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
Share Repurchase Program
The Company's board of directors has adopted a Share Repurchase Program (as amended, the “SRP”) that enables stockholders to sell their shares to the Company in limited circumstances. The SRP permits investors to sell their shares back to the Company after they have held them for at least one year, subject to significant conditions and limitations described below.
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
Beginning with the NAV Pricing Date, the price per share that the Company will pay to repurchase its shares will be equal to its NAV multiplied by a percentage equal to (i) 92.5%, if the person seeking repurchase has held his or her shares for a period greater than one year and less than two years; (ii) 95%, if the person seeking repurchase has held his or her shares for a period greater than two years and less than three years; (iii) 97.5%, if the person seeking repurchase has held his or her shares for a period greater than three years and less than four years; or (iv) 100%, if the person seeking repurchase has held his or her shares for a period greater than four years. Subject to limited exceptions, stockholders who redeem their shares of our common stock within the first four months from the date of purchase will be subject to a short-term trading fee of 2% of the aggregate NAV per share of the shares of common stock received.
Repurchases of shares of the Company's common stock, when requested, are at the sole discretion of the board of directors. Until the SRP Amendment (described below), the Company limited the number of shares repurchased during any calendar year to 5% of the weighted average number of shares of common stock outstanding on December 31st of the previous calendar year. In addition, the Company was only authorized to repurchase shares in a given quarter up to the amount of proceeds received from its DRIP in that same quarter. During the quarter ended December 31, 2015, our board of directors authorized the Company not to accept any repurchase requests received during that quarter due to a lack of 2015 repurchase availability remaining under the share repurchase program prior to its amendment.
On January 25, 2016, the Company's board of directors approved and amended the SRP (the "SRP Amendment") to supersede and replace the existing SRP. Under the SRP Amendment, repurchases of shares of the Company's common stock, when requested, are at the sole discretion of the board of directors and generally will be made semiannually (each six-month period ending June 30 or December 31, a “fiscal semester”). Repurchases for any fiscal semester will be limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5.0% of the weighted average number of shares of common stock outstanding during the previous fiscal year. In addition, the Company is only authorized to repurchase shares in a given fiscal semester up to the amount of proceeds received from its DRIP in that same fiscal semester.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

When a stockholder requests a repurchase and the repurchase is approved, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. The following table reflects the number of shares repurchased cumulatively through December 31, 2015:

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2014	—	$—
Year ended December 31, 2015(1)	1,021	24.97
Cumulative repurchases as of December 31, 2015(1)	1,021	$24.97
_______________

(1)
Excludes rejected repurchases of 1,336 shares for approximately $33,000 at an average price per share of $24.95, which were unfulfilled as of December 31, 2015. There were no other unfulfilled share repurchases for the period from April 24, 2014 (date of inception) to December 31, 2015.

The SRP will immediately terminate if the Company's shares are listed on any national securities exchange. In addition, our board of directors may amend, suspend (in whole or in part) or terminate the SRP at any time upon 30 days’ prior written notice to our stockholders.
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased under the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the IPO. The board of directors may designate that certain cash or other distributions be excluded from reinvestment pursuant to the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying consolidated balance sheets in the period distributions are declared. During the year ended December 31, 2015, the Company issued 0.1 million shares of common stock pursuant to the DRIP, generating aggregate proceeds of $2.2 million. The Company did not issue any shares of common stock pursuant to the DRIP during the period from April 24, 2014 (date of inception) to December 31, 2014.
Note 7 — Related Party Transactions and Arrangements
As of December 31, 2015 and 2014, American Realty Capital Healthcare III Special Limited Partnership, LLC (the "Special Limited Partner"), an entity controlled by the Sponsor, owned 8,888 shares of the Company's outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. As of December 31, 2015 and 2014, the Company had $0.3 million and $1.9 million, respectively, payable to related parties.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Fees Paid in Connection with the IPO
The Former Dealer Manager was paid fees and compensation in connection with the sale of the Company's common stock in the IPO. The Former Dealer Manager was paid a selling commission of up to 7.0% of the per share purchase price of the IPO proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Former Dealer Manager received up to 3.0% of the gross proceeds from the sale of shares, before reallowance to participating broker-dealers, as a dealer manager fee. The Former Dealer Manager was able to reallow its dealer manager fee to such participating broker-dealers. A participating broker dealer may have elected to receive a fee equal to 7.5% of the gross proceeds from the sale of shares (not including selling commissions and dealer manager fees) by such participating broker dealer, with 2.5% thereof paid at the time of such sale and 1.0% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. If this option was elected, the dealer manager fee was be reduced to 2.5% of gross proceeds (not including selling commissions and dealer manager fees). The following table details total selling commissions and dealer manager fees incurred from and due to the Former Dealer Manager as of and for the periods presented:

	Year Ended	For the Period from April 24, 2014 (date of inception) to	Payable as of December 31,
(In thousands)	December 31, 2015	December 31, 2014	2015	2014
Total commissions and fees incurred from and due to the Former Dealer Manager	$14,368	$—	$—	$—
The Advisor, Sponsor and Former Dealer Manager and their affiliates receive compensation and reimbursement for services relating to the IPO. All offering costs incurred by the Company and the Advisor, Sponsor and Former Dealer Manager and their affiliates on behalf of the Company are charged to additional paid-in capital on the accompanying consolidated balance sheets. The following table details fees and reimbursable offering costs incurred and payable as of and for the periods presented:

	Year Ended	For the Period from April 24, 2014 (date of inception) to	Payable as of December 31,
(In thousands)	December 31, 2015	December 31, 2014	2015	2014
Fees and expense reimbursements incurred from and due to the Advisor and its affiliates	$1,953	$66	$12	$66
Fees and expense reimbursements incurred from and due to the Former Dealer Manager and its affiliates	1,487	619	228	619
Fees and expense reimbursements incurred from and due to the Sponsor	7	—	—	—
Total fees and expense reimbursements incurred from and due to the Advisor, Sponsor and Former Dealer Manager and their affiliates	$3,447	$685	$240	$685
The Company is responsible for offering and related costs from the IPO, excluding selling commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs, excluding selling commissions and dealer manager fees, in excess of the 2.0% cap as of the end of the IPO are the Advisor's responsibility. As of December 31, 2015, offering and related costs, excluding commissions and dealer manager fees, exceeded 2.0% of gross proceeds received from the IPO by $3.7 million.
After the general escrow break, the Advisor caps cumulative offering costs for the IPO, including selling commissions and dealer manager fees, incurred by the Company, net of unpaid amounts, to 15.0% of gross common stock proceeds during the offering period of the IPO. As of December 31, 2015, cumulative offering costs were $21.4 million. As of December 31, 2015, cumulative offering costs, net of unpaid amounts, were less than 15.0% of gross common stock proceeds.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

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
When and if approved by the board of directors, the Class B Units are expected to be issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. The number of Class B Units issued in any quarter is an amount equal to: (i) the excess of (A) the product of (y) 0.1875% multiplied by (z) the cost of the Company's assets (until the NAV Pricing Date, then the lower of the cost of assets and the fair value of the Company’s assets) over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the IPO price minus the selling commissions and dealer manager fees). The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. The Advisor will receive distributions on unvested Class B Units equal to the distribution received on the Company's common stock. Such distributions on issued Class B Units will be expensed in the consolidated statements of operations and comprehensive loss until the performance condition is considered probable to occur. As of December 31, 2015, the Company's board of directors had approved the issuance of 7,254 Class B Units to the Advisor in connection with this arrangement.
Unless the Company contracts with a third party, the Company will pay the Property Manager a property management fee of 1.5% of gross revenues from the Company's single-tenant net leased properties and 2.5% of gross revenues from all other types of properties. The Company will also reimburse the Property Manager for property level expenses. If the Company contracts directly with third parties for such services, the Company will pay them customary market fees and will pay the Property Manager an oversight fee of up to 1.0% of the gross revenues of the property managed. In no event will the Company pay the Property Manager or any affiliates of the Property Manager both a property management fee and an oversight fee with respect to any particular property. Property management fees are recorded to operating fees to related party in the accompanying consolidated statements of operations and comprehensive loss.
The Former Dealer Manager and its affiliates also provided other general professional services through December 31, 2015. The Advisor pays general and administrative expenses on behalf of the Company, for which, the Company subsequently reimburses the Advisor. These fees and reimbursements are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

The following table details amounts incurred, forgiven and payable in connection with the Company's operations-related services described above as of and for the periods presented:

	Year Ended		For the Period from April 24, 2014 (date of inception) to
	December 31, 2015		December 31, 2014		Payable as of December 31,
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	2015	2014
One-time fees and reimbursements:
Acquisition fees	$1,910	$—	$—	$—	$—	$—
Acquisition cost reimbursements	637	—	—	—	—	—
Financing coordination fees	38	—	—	—	—	—
Ongoing fees and reimbursements:
Property management fees	46	3	—	—	4	—
Professional fees and reimbursements	343	—	—	—	43	—
Distributions on Class B units	2	—	—	—	1	—
Total related party operating fees and reimbursements	$2,976	$3	$—	$—	$48	$—
The Company reimburses the Advisor's costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt, impairments or other similar non-cash expenses and excluding any gain from the sale of assets for that period (the "2%/25% Limitation"), unless the Company's independent directors determine that such excess was justified based on unusual and nonrecurring factors which they deem sufficient, in which case the excess amount may be reimbursed to the Advisor in subsequent periods. Additionally, the Company will reimburse the Advisor for personnel costs in connection with other services during the operational stage; however, the Company may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees, acquisition expense reimbursements or real estate commissions or for persons serving as executive officers of the Company. No reimbursement was incurred from the Advisor for providing such services during the year ended December 31, 2015 or during the period from April 24, 2014 (date of inception) to December 31, 2014. For the year ended December 31, 2015, the Company's operating expenses exceeded the 2%/25% Limitation by $0.6 million. The Company's board of directors concluded that the expenses in excess of the 2%/25% Limitation were due to unusual and non-recurring factors caused by the Company's limited operating history and were, therefore, justified. No reimbursement of operating expenses in excess of the 2%/25% Limitation was made by the Advisor to the Company during the year ended December 31, 2015 or the period from April 24, 2014 (date of inception) to December 31, 2014.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to waive certain fees. If the Advisor waives certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor in cash. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs. No expenses were absorbed by the Advisor during the year ended December 31, 2015 or the period from April 24, 2014 (date of inception) to December 31, 2014.
The predecessor to AR Global is a party to a services agreement with RCS Advisory Services, LLC, a subsidiary of the parent company of the Former Dealer Manager (“RCS Advisory”), pursuant to which RCS Advisory and its affiliates provided the Company and certain other companies sponsored by AR Global with services (including, without limitation, transaction management, compliance, due diligence, event coordination and marketing services, among others) on a time and expenses incurred basis or at a flat rate based on services performed. The predecessor to AR Global instructed RCS Advisory to stop providing such services in November 2015 and no services have since been provided by RCS Advisory.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

The Company is also party to a transfer agency agreement with American National Stock Transfer, LLC, a subsidiary of the parent company of the Former Dealer Manager (“ANST”), pursuant to which ANST provided the Company with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by a third-party transfer agent. AR Global received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. The Company’s current provider of sub-transfer agency services will provide the Company with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services) until the Company enters into a definitive transfer agency agreement with a transfer agent.
Fees and Participations Paid in Connection with a Listing or the Liquidation of the Company's Real Estate Assets
The Company will pay the Advisor an annual subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholder's capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year. This fee will be payable only upon the sale of assets, distributions or other event which results in the return on stockholder's capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the year ended December 31, 2015 or the period from April 24, 2014 (date of inception) to December 31, 2014.
The Company will pay the Advisor a real estate commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and agents and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission. Real estate commissions will only be payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the year ended December 31, 2015 or the period from April 24, 2014 (date of inception) to December 31, 2014.
The Company will pay the Special Limited Partner a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in the net sales proceeds unless investors have received a return of their capital plus a return equal to a 6.0% cumulative non-compounded annual return on their capital contributions. No participation in net sales proceeds was incurred during the year ended December 31, 2015 or the period from April 24, 2014 (date of inception) to December 31, 2014.
If the Company's shares of common stock are listed on a national securities exchange, the Special Limited Partner will receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the Company's market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Company cannot assure that it will provide this 6.0% annual return but the Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such distribution was incurred during the year ended December 31, 2015 or the period from April 24, 2014 (date of inception) to December 31, 2014. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in the net sales proceeds and the subordinated listing distribution.
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
December 31, 2015

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

	Number of Common Shares	Weighted-Average Issue Price
Unvested December 31, 2014	2,666	$22.50
Granted	2,666	22.50
Vested	(533)	22.50
Forfeitures	—	—
Unvested, December 31, 2015	4,799	$22.50
As of December 31, 2015, the Company had $0.1 million of unrecognized compensation cost related to unvested restricted share award grants under the Company's RSP. That cost is expected to be recognized over a weighted average period of 3.5 years. The fair value of the restricted shares is being expensed on a straight-line basis over the service period of five years. Compensation expense related to restricted shares was approximately $30,000 and $4,000 for the year ended December 31, 2015 and the period from April 24, 2014 (date of inception) to December 31, 2014, respectively. Compensation expense related to restricted shares is recorded as general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 10 — Non-Controlling Interests
The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP ("OP Units"). As of December 31, 2015 and 2014, the Advisor held 90 OP Units, which represents a nominal percentage of the aggregate OP ownership.
A holder of limited partner interests has the right to convert OP Units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the holders of limited partner interests in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets. No distributions were paid to OP Unit holders during the year ended December 31, 2015 or the period from April 24, 2014 (date of inception) to December 31, 2014.
The Company has an investment arrangement with unaffiliated third parties whereby such investors receive an ownership interest in certain of the Company's property owning subsidiaries and are entitled to receive a proportionate share of the net operating cash flow derived from the subsidiaries' property. Upon disposition of a property subject to this investment arrangement, the investors will receive a proportionate share of the net proceeds from the sale of the property. The investors have no recourse to any other assets of the Company. Due to the nature of the Company's involvement with the arrangement and the significance of its investment in relation to the investment of the third parties, the Company has determined that it controls each entity in this arrangement and therefore the entities related to this arrangement are consolidated within the Company's financial statements. A non-controlling interest is recorded for the investors ownership interest in the properties.
The following table summarizes the activity related to investment arrangements with the unaffiliated third party. As of December 31, 2014, the Company did not own any real estate investments and therefore had no investment arrangements with unaffiliated third parties.

				As of December 31, 2015
Property Name (Dollar amounts in thousands)	Investment Date	Third Party Net Investment Amount as of December 31, 2015	Non-Controlling Ownership Percentage as of December 31, 2015	Net Real Estate Assets Subject to Investment Arrangement	Mortgage Notes Payable Subject to Investment Arrangement	Distributions for the Year Ended December 31, 2015
UnityPoint Clinic - Muscatine, IA	Dec. 2015	$294	5%	$6,024	$—	$—
UnityPoint Clinic - Moline, IL	Dec. 2015	189	5%	3,846	—	—
Note 11 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the year ended December 31, 2015 and for the period from April 24, 2014 (date of inception) to December 31, 2014:

	Year Ended	For the Period from April 24, 2014 (date of inception) to
(In thousands)	December 31, 2015	December 31, 2014
Net loss attributable to stockholders	$(5,218)	$(180)
Basic and diluted weighted average shares outstanding	3,344,191	7,937
Basic and diluted net loss per share	$(1.56)	$(22.68)
The Company had the following potentially dilutive securities as of December 31, 2015 and 2014, which were excluded from the calculation of diluted loss per share attributable to stockholders as their effect would have been antidilutive:

	December 31,
	2015	2014
Unvested restricted shares	4,799	2,666
OP Units	90	90
Class B Units	7,254	—
Total potentially dilutive securities	12,143	2,756

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 12 — Segment Reporting
During the year ended December 31, 2015, the Company operated in three reportable business segments for management and internal financial reporting purposes: medical office buildings, triple-net leased healthcare facilities and seniors housing — operating properties. During the period from April 24, 2014 (date of inception) to December 31, 2014, the Company did not own any properties and had not commenced real estate operations.
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
The following tables reconcile the segment activity to consolidated net loss for the year ended December 31, 2015.

	Year Ended December 31, 2015
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated
Revenues:
Rental income	$2,393	$147	$—	$2,540
Operating expense reimbursements	573	—	—	573
Resident services and fee income	—	—	1,030	1,030
Total revenues	2,966	147	1,030	4,143
Property operating and maintenance	717	1	652	1,370
Net operating income	$2,249	$146	$378	2,773
Operating fees to related party				(46)
Acquisition and transaction related				(4,747)
General and administrative				(1,315)
Depreciation and amortization				(1,737)
Interest expense				(73)
Income tax expense				(84)
Net loss attributable to non-controlling interests				11
Net loss attributable to stockholders				$(5,218)

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

The following table reconciles the segment activity to consolidated total assets as of the periods presented:

	December 31,
(In thousands)	2015	2014
ASSETS
Investments in real estate, net:
Medical office buildings	$112,093	$—
Triple-net leased healthcare facilities	4,720	—
Seniors housing — operating properties	11,173	—
Total investments in real estate, net	127,986	—
Cash	16,808	187
Restricted cash	62	—
Straight-line rent receivable	153	—
Prepaid expenses and other assets	714	59
Deferred costs, net	129	—
Total assets	$145,852	$246
Note 13 — Commitments and Contingencies
The Company has entered into operating lease agreements related to certain acquisitions under leasehold interest arrangements. The following table reflects the minimum base cash rental payments due from the Company over the next five years and thereafter under these arrangements. These amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Rental Payments
2016	$104
2017	104
2018	105
2019	106
2020	109
Thereafter	3,440
$3,968
Total rental expense from the Company's operating leases was approximately $23,000 during the year ended December 31, 2015. The Company did not own any real estate investments and therefore had no operating lease agreements or related expense during or for the period from April 24, 2014 (date of inception) to December 31, 2014.
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 14 — Quarterly Results (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2015 and the period from April 24, 2014 (date of inception) to December 31, 2014.

	Three Months Ended
(In thousands, except for share and per share data)	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Total revenues	$11	$192	$1,184	$2,756
Net loss attributable to stockholders	$(319)	$(601)	$(1,561)	$(2,737)
Basic and diluted weighted average shares outstanding	164,258	2,047,581	4,614,402	6,467,301
Basic and diluted loss per share	$(1.94)	$(0.29)	$(0.34)	$(0.42)

	Period from April 24, 2014 (date of inception) to	Three Months Ended
(In thousands, except for share and per share data)	June 30, 2014	September 30, 2014	December 31, 2014
Total revenues	$—	$—	$—
Net loss	$(16)	$(28)	$(136)
Basic and diluted weighted average shares outstanding	5,359	8,888	8,888
Basic and diluted loss per share	$(2.99)	$(3.15)	$(15.30)
Note 15 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following:
Registration of DRIP Shares
On January 25, 2016, the Company registered an additional 0.7 million shares to be issued under the DRIP pursuant to a registration statement on Form S-3 (File No. 333-209117).
Amended and Restated SRP
On January 25, 2016, the board of directors of the Company unanimously approved an amended and restated share repurchase program (the “A&R SRP”). Effective February 28, 2016, beginning on and following the NAV Pricing Date, the repurchase price per share for requests other than for death or disability will be equal to the NAV, in each case multiplied by a percentage equal to (i) 92.5%, if the person seeking repurchase has held his or her shares for a period greater than one year and less than two years; (ii) 95%, if the person seeking repurchase has held his or her shares for a period greater than two years and less than three years; (iii) 97.5%, if the person seeking repurchase has held his or her shares for a period greater than three years and less than four years; or (iv) 100%, if the person seeking repurchase has held his or her shares for a period greater than four years. In the case of requests for death or disability, the repurchase price per share will be equal to the NAV at the time of repurchase beginning on and following the NAV Pricing Date.
Repurchases pursuant to the A&R SRP, when requested, generally will be made semiannually (each six-month period ending June 30 or December 31, a “fiscal semester”). Repurchases for any fiscal semester will be limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5.0% of the weighted average number of shares of common stock outstanding during the previous fiscal year. Funding for repurchases pursuant to the A&R SRP for any given fiscal semester will be limited to proceeds received during that same fiscal semester through the issuance of common stock pursuant to any distribution reinvestment plan in effect from time to time; provided that the board of directors has the power, in its sole discretion, to determine the amount of shares repurchased during any fiscal semester as well as the amount of funds to be used for that purpose.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Sponsor Transaction
In January 2016, AR Global became the successor business to AR Capital, LLC and became the parent of the Company's current Sponsor.
RCS Capital Corporation Bankruptcy
RCS Capital Corporation, the parent company of the Former Dealer Manager and certain of its affiliates that provided us with services, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global, the parent of the Company's sponsor.
American National Stock Transfer, LLC Termination
On February 10, 2016, AR Global received written notice from ANST, the Company's transfer agent and an affiliate of the Company's Former Dealer Manager, that it would wind down operations by the end of the month. ANST withdrew as the transfer agent effective February 29, 2016. The Company’s current provider of sub-transfer agency services will provide the Company with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services) until the Company enters into a definitive transfer agency agreement with a transfer agent.

American Realty Capital Healthcare Trust III, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2015

				Initial Costs		Subsequent to Acquisition
Property (In thousands)	State	Acquisition Date	Encumbrances at December 31, 2015	Land	Building and Improvements	Building and Improvements	Gross Amount at December 31,2015(1)(2)	Accumulated Depreciation(3)(4)
DaVita Bay Breeze - Largo	FL	3/6/2015	$—	$409	$1,103	$—	$1,512	$29
RAI Clearwater - Clearwater	FL	4/20/2015	—	615	3,743	—	4,358	66
DaVita Hudson - Hudson	FL	5/4/2015	—	226	2,304	—	2,530	41
Rockwall Medical Plaza - Rockwall	TX	6/11/2015	—	1,246	4,952	—	6,198	78
Decatur Medical Office Building - Decatur	GA	7/24/2015	—	711	3,485	—	4,196	42
Buckeye Health Center - Cleveland	OH	8/3/2015	—	410	5,278	—	5,688	58
Philip Professional Center - Lawrenceville	GA	8/14/2015	5,093	808	6,689	—	7,497	76
Cedarhurst of Collinsville - Collinsville	IL	8/21/2015	—	665	9,969	—	10,634	106
Illinois CancerCare - Galesburg	IL	8/25/2015	—	363	2,259	—	2,622	23
Galesburg VA Outpatient Clinic - Galesburg	IL	8/25/2015	—	464	1,483	—	1,947	17
Arcadian Cove Assisted Living - Richmond	KY	8/25/2015	—	276	4,438	—	4,714	54
Woodlake Office Center - Woodbury	MN	9/11/2015	—	999	11,371	—	12,370	102
Greenfield Medical Plaza - Gilbert	AZ	10/8/2015	—	1,439	4,671	—	6,110	33
Lee Memorial Health System Outpatient Center - Ft. Meyers	FL	10/22/2015	—	432	4,436	—	4,868	20
Beaumont Medical Center - Warren	MI	12/4/2015	—	399	11,672	—	12,071	26
Madison Medical Plaza - Joliet	IL	12/4/2015	—	—	15,684	—	15,684	34
UnityPoint Clinic - Muscatine	IA	12/23/2015	—	483	4,590	—	5,073	—
UnityPoint Clinic - Moline	IL	12/23/2015	—	280	3,002	—	3,282	—
			$5,093	$10,225	$101,129	$—	$111,354	$805
___________________________________

(1)	Acquired intangible lease assets allocated to individual properties in the amount of $18.5 million are not reflected in the table above.

(2)	The tax basis of aggregate land, buildings and improvements as of December 31, 2015 is $131.5 million.

(3)	The accumulated depreciation column excludes $1.0 million of amortization associated with acquired intangible lease assets.

(4)	Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements and five years for fixtures.

American Realty Capital Healthcare Trust III, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2015

The Company did not own any properties and had not commenced real estate operations as of December 31, 2014. A summary of activity for real estate and accumulated depreciation for the year ended December 31, 2015:

(In thousands)	December 31, 2015
Real estate investments, at cost:
Balance at beginning of year	$—
Additions-Acquisitions	111,354
Disposals	—
Balance at end of the year	$111,354

Accumulated depreciation and amortization:
Balance at beginning of year	$—
Depreciation expense	805
Disposals	—
Balance at end of the year	$805

See accompanying report of independent registered public accounting firm.