Form 10-Q
period 2016-03-31
American Realty Capital Healthcare Trust III, Inc.
filed 2016-05-11
CIK 1609234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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
As of April 30, 2016, the registrant had 6,845,893 shares of common stock outstanding.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$10,225	$10,225
Buildings, fixtures and improvements	101,129	101,129
Acquired intangible lease assets	18,450	18,450
Total real estate investments, at cost	129,804	129,804
Less: accumulated depreciation and amortization	(3,483)	(1,818)
Total real estate investments, net	126,321	127,986
Cash	16,681	16,808
Restricted cash	62	62
Straight-line rent receivable	290	153
Prepaid expenses and other assets	1,013	735
Total assets	$144,367	$145,744
LIABILITIES AND EQUITY
Mortgage note payable, net of deferred financing costs	$4,969	$4,985
Mortgage premium, net	145	155
Market lease intangible liabilities, net	1,812	1,849
Accounts payable and accrued expenses (including $268 and $288 due to related parties as of March 31, 2016 and December 31, 2015, respectively)	2,314	1,827
Deferred rent	440	299
Distributions payable	905	904
Total liabilities	10,585	10,019

Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 6,828,021 and 6,792,797 shares of common stock issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	68	68
Additional paid-in capital	146,573	145,789
Accumulated deficit	(13,335)	(10,604)
Total stockholders' equity	133,306	135,253
Non-controlling interests	476	472
Total equity	133,782	135,725
Total liabilities and equity	$144,367	$145,744

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Rental income	$2,268	$9
Operating expense reimbursements	626	2
Resident services and fee income	698	—
Total revenues	3,592	11

Expenses:
Property operating and maintenance	1,257	2
Operating fees to related party	40	—
Acquisition and transaction related	30	48
General and administrative	676	276
Depreciation and amortization	1,577	4
Total expenses	3,580	330
Operating income (loss)	12	(319)
Other expense:
Interest expense	(48)	—
Total other expense	(48)	—
Loss before income taxes	(36)	(319)
Income tax expense	(45)	—
Net loss	(81)	(319)
Net income attributable to non-controlling interests	(4)	—
Net loss attributable to stockholders	(85)	(319)
Comprehensive loss attributable to stockholders	$(85)	$(319)

Basic and diluted weighted average shares outstanding	6,805,706	164,258
Basic and diluted net loss per share	$(0.01)	$(1.94)
Distributions declared per share	$0.39	$0.07

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2016
(In thousands except for share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)	Non-controlling Interests	Total Equity
Balance, December 31, 2015	6,792,797	$68	$145,789	$(10,604)	$135,253	$472	$135,725
Common stock offering costs, commissions and dealer manager fees	—	—	(59)	—	(59)	—	(59)
Common stock issued through distribution reinvestment plan	35,224	—	837	—	837	—	837
Equity-based compensation	—	—	6	—	6	—	6
Distributions declared	—	—	—	(2,646)	(2,646)	—	(2,646)
Net loss	—	—	—	(85)	(85)	4	(81)
Balance, March 31, 2016	6,828,021	$68	$146,573	$(13,335)	$133,306	$476	$133,782

The accompanying notes are an integral part of this unaudited consolidated financial statement.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(81)	$(319)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,577	4
Amortization of deferred financing costs	8	—
Amortization of mortgage premium	(10)	—
Amortization of market lease intangibles	51	—
Equity-based compensation	6	3
Changes in assets and liabilities:
Straight-line rent receivable	(137)	(1)
Prepaid expenses and other assets	(217)	2
Accounts payable and accrued expenses	496	171
Deferred rent and other liabilities	141	—
Net cash provided by (used in) operating activities	1,834	(140)
Cash flows from investing activities:
Investments in real estate	—	(1,650)
Capital expenditures	(61)	—
Net cash used in investing activities	(61)	(1,650)
Cash flows from financing activities:
Payments of mortgage note payable	(24)	—
Proceeds from issuance of common stock	—	14,114
Payments of offering costs and fees related to common stock issuances	(68)	(2,252)
Distributions paid	(1,808)	—
Advances from related party	—	1
Net cash provided by (used in) financing activities	(1,900)	11,863
Net change in cash	(127)	10,073
Cash, beginning of period	16,808	187
Cash, end of period	$16,681	$10,260

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Supplemental disclosure of cash flow information:
Cash paid for interest	$51	$—
Cash paid for income taxes	64	—

Non-cash investing and financing activities:
Receivable for sale of common stock	$—	$1,914
Payable and accrued offering costs	369	681
Common stock issued through distribution reinvestment plan	837	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
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
On February 11, 2015, the Company received and accepted aggregate subscriptions in excess of the minimum offering amount for the IPO of $2.0 million in shares of common stock, broke general escrow and issued shares to its initial investors, who were admitted as stockholders of the Company. As of March 31, 2016, the Company had 6.8 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO of $168.0 million. Until the net asset value ("NAV") pricing date (as described below), the per share purchase price of shares issued under the DRIP will be equal to $23.75 per share, which is equal to 95% of the offering price in the IPO, which has been suspended. Beginning with the NAV pricing date, the per share price for shares under the DRIP will vary periodically and will be equal to the Company’s per share NAV. The NAV pricing date means the date that the Company first publishes an estimated per share NAV (the "NAV Pricing Date"), which will be on or prior to July 11, 2017, which is 150 days following the second anniversary of the date that the Company broke escrow in the IPO.
The Company was formed to primarily acquire a diversified portfolio of healthcare-related assets, including medical office buildings ("MOB"), seniors housing communities and other healthcare-related facilities, for investment purposes. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. The Company purchased its first property and commenced real estate operations in March 2015. As of March 31, 2016, the Company owned 19 properties located in 10 states, comprised of 467,932 rentable square feet.
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
March 31, 2016
(Unaudited)

Note 2 — Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2015, and for the year ended December 31, 2015, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 4, 2016. There have been no significant changes to the Company's significant accounting policies during the three months ended March 31, 2016 other than the updates described below.
Reclassifications
Certain prior year amounts within prepaid and other asset and deferred costs, net have been reclassified to conform with the current year presentation.
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and consolidated joint venture arrangements in which the Company has controlling financial interests. The portions of the consolidated joint venture arrangements not owned by the Company are presented as non-controlling interests as of and during the period consolidated. All inter-company accounts and transactions have been eliminated in consolidation.
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
The Company has determined the OP is a VIE of which the Company is the primary beneficiary. Substantially all of the Company's assets and liabilities are held by the OP.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
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
In January 2015, the FASB issued updated guidance that eliminates from GAAP the concept of an event or transaction that is unusual in nature and occurs infrequently being treated as an extraordinary item. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Any amendments may be applied either prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption was permitted provided that the guidance was applied from the beginning of the fiscal year of adoption. The Company elected to adopt this new guidance as of September 30, 2015. The adoption of this guidance did not have a material impact on the Company's financial position, results of operations and cash flows.
In February 2015, the FASB amended the accounting for consolidation of certain legal entities. The amendments modify the evaluation of whether certain legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affect the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships). The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption was permitted, including adoption in an interim period. The Company has elected to adopt this guidance effective January 1, 2016. The Company has evaluated the impact of the adoption of this new guidance on its consolidated financial statements and has determined that the OP is considered a VIE. However, the Company meets the disclosure exemption criteria as the Company is the primary beneficiary of the VIE and the Company’s partnership interest in a business and the assets of the OP can be used for purposes other than settling its obligations, such as paying distributions. As such, this standard did not have a material impact on the Company's consolidated financial statements.
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendment requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB added that, for line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption was permitted for financial statements that have not previously been issued. The Company has elected to adopt this guidance effective January 1, 2016. The adoption of this revised guidance resulted in the reclassification of $0.1 million of deferred financing costs related to the Company's mortgage note payable from deferred costs, net to mortgage note payable, net of deferred financing costs in the Company's consolidated balance sheets as of March 31, 2016 and December 31, 2015.
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
March 31, 2016
(Unaudited)

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
In March 2016, the FASB issued guidance which requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation. This guidance is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance.
In March 2016, the FASB issued an update that changes the accounting for certain aspects of share-based compensation. Among other things, the revised guidance allows companies to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The revised guidance is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company has adopted the provisions of this guidance beginning January 1, 2016 and determined that there is no impact to the Company’s consolidated financial position, results of operations and cash flows.
Note 3 — Real Estate Investments
The Company owned 19 properties as of March 31, 2016. The following table presents the allocation of the assets acquired and liabilities assumed during the three months ended March 31, 2015. The Company did not acquire any properties during the three months ended March 31, 2016.

Three Months Ended
(Dollar amounts in thousands)	March 31, 2015
Real estate investments, at cost:
Land	$409
Buildings, fixtures and improvements	1,103
Total tangible assets	1,512
Acquired intangibles:
In-place leases	226
Market lease liabilities(1)	(88)
Total assets acquired, net	1,650
Cash paid for acquired real estate investments	$1,650
Number of properties purchased	1

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Acquired intangible assets and liabilities consisted of the following as of the periods presented.

	March 31, 2016			December 31, 2015
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$16,023	$1,800	$14,223	$16,023	$931	$15,092
Intangible market lease assets	2,427	169	2,258	2,427	81	2,346
Total acquired intangible assets	$18,450	$1,969	$16,481	$18,450	$1,012	$17,438
Intangible market lease liabilities	$1,902	$90	$1,812	$1,902	$53	$1,849
For the three months ended March 31, 2016 and 2015, amortization of in-place leases and other intangible assets of $0.9 million and approximately $2,000 is included in depreciation and amortization expense on the consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2016 and 2015, net amortization of intangible market lease assets and liabilities relating to assumed tenant leases of $0.1 million and approximately $1,000 is deducted from rental income on the consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2016, net amortization of intangible market lease liabilities related to assumed leasehold interests of approximately $4,000 is included in property operating and maintenance expense on the consolidated statements of operations and comprehensive loss. There was no such amortization of intangible market lease liabilities related to assumed leasehold interests included in property operating and maintenance expense on the consolidated statements of operations and comprehensive loss during the three months ended March 31, 2015.
The following table provides the projected amortization expense and adjustments to revenues for the next five years:

(In thousands)	April 1, 2016 — December 31, 2016	2017	2018	2019	2020
In-place lease assets	$2,258	$2,362	$2,197	$2,022	$1,794
Total to be added to amortization expense	$2,258	$2,362	$2,197	$2,022	$1,794

Above-market lease assets	$265	$351	$318	$309	$301
Below-market lease liabilities	(99)	(132)	(132)	(131)	(127)
Total to be deducted from rental income	$166	$219	$186	$178	$174

Above-market ground lease liabilities	$12	$16	$16	$16	$16
Total to be deducted from property operating and maintenance expense	$12	$16	$16	$16	$16

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter as of March 31, 2016. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Rent Payments
April 1, 2016 — December 31, 2016	$6,578
2017	8,771
2018	8,564
2019	8,234
2020	7,762
Thereafter	25,166
$65,075
The following table lists the tenant (including for this purpose, all affiliates of such tenant) whose annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis for all properties as of March 31, 2016 and 2015:

	March 31,
Tenant	2016	2015
DaVita Healthcare Partners Inc.	*	100%
_______________

*	Tenant's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified
The following table lists the states where the Company has a concentration of properties where annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis as of March 31, 2016 and 2015:

	March 31,
State	2016	2015
Florida	*	100.0%
Georgia	10.3%	*
Illinois	49.9%	*
_______________

*	State's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified
Note 4 — Mortgage Note Payable
The following table reflects the Company's mortgage note payable as of March 31, 2016 and December 31, 2015:

	Encumbered Properties	Outstanding Loan Amount as of		Effective Interest Rate	Interest Rate
Portfolio		March 31, 2016	December 31, 2015			Maturity
		(In thousands)	(In thousands)
Philip Professional Center — Lawrenceville, GA	2	$5,069	$5,093	4.0%	Fixed	Oct. 2019
Deferred financing costs, net of accumulated amortization		(100)	(108)
Mortgage notes payable, net of deferred financing costs		$4,969	$4,985

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

As of March 31, 2016, the Company had pledged $9.0 million in real estate as collateral for the mortgage note payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage note payable on the property. The Company makes payments of principal and interest on its mortgage note payable on a monthly basis.
The following table summarizes the scheduled aggregate principal payments on the Company's mortgage note payable for the five years subsequent to March 31, 2016:

(In thousands)	Future Principal Payments
April 1, 2016 — December 31, 2016	$72
2017	100
2018	104
2019	4,793
2020	—
Thereafter	—
$5,069
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
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash, restricted cash, straight-line rent receivable, prepaid expenses and other assets, deferred costs, net, accounts payable and accrued expenses, deferred rent and distributions payable approximates their carrying value on the consolidated balance sheets due to their short-term nature. The fair value of the Company's remaining financial instrument that is not reported at fair value on the consolidated balance sheet is reported below.

		Carrying Amount(1) at	Fair Value at	Carrying Amount (1) at	Fair Value at
(In thousands)	Level	March 31, 2016	March 31, 2016	December 31, 2015	December 31, 2015
Mortgage note payable and premium, net	3	$5,114	$5,221	$5,248	$5,181
_______________
(1) Carrying value as of March 31, 2016 and December 31, 2015 includes mortgage note payable of $5.1 million, mortgage premium, net of $0.1 million and $0.2 million, respectively, and deferred financing costs, net of $0.1 million.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

The fair value of the mortgage note payable is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements.
Note 6 — Common Stock
The Company had 6.8 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, as of March 31, 2016 and December 31, 2015. The Company had received total gross proceeds of $168.0 million and $167.2 million as of March 31, 2016 and December 31, 2015, respectively.
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
Prior to the time that the Company’s shares are listed on a national securities exchange and until the Company begins to calculate NAV (other than with respect to a repurchase request that is made in connection with a stockholder’s death or disability), the repurchase price per share will depend on the length of time investors have held such shares as follows: after one year from the purchase date — the lower of $23.13 or 92.5% of the amount they actually paid for each share, and after two years from the purchase date — the lower of $23.75 or 95.0% of the amount they actually paid for each share (in each case, as adjusted for any stock distributions, combinations, splits and recapitalizations). In cases of requests for death and disability, the repurchase prices will be equal to the price actually paid for each such share.
Beginning with the NAV Pricing Date, the price per share that the Company will pay to repurchase its shares will be equal to its NAV at the time of repurchase multiplied by a percentage equal to (i) 92.5%, if the person seeking repurchase has held his or her shares for a period greater than one year and less than two years; (ii) 95.0%, if the person seeking repurchase has held his or her shares for a period greater than two years and less than three years; (iii) 97.5%, if the person seeking repurchase has held his or her shares for a period greater than three years and less than four years; or (iv) 100.0%, if the person seeking repurchase has held his or her shares for a period greater than four years. In cases of requests for death and disability, the repurchase prices will be equal to NAV at the time of repurchase. Subject to limited exceptions, stockholders who redeem their shares of our common stock within the first four months from the date of purchase will be subject to a short-term trading fee of 2% of the aggregate NAV per share of the shares of common stock received.
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
On January 25, 2016, the Company's board of directors approved and amended the SRP (the "SRP Amendment") to supersede and replace the existing SRP. Under the SRP Amendment, repurchases of shares of the Company's common stock, when requested, are at the sole discretion of the board of directors and generally will be made semiannually (each six-month period ending June 30 or December 31, a “fiscal semester”). Repurchases for any fiscal semester will be limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5.0% of the weighted average number of shares of common stock outstanding during the previous fiscal year. In addition, the Company is only authorized to repurchase shares in a given fiscal semester up to the amount of proceeds received from its DRIP in that same fiscal semester. If the NAV Pricing Date occurs during any fiscal semester, any repurchase requests received during such fiscal semester will be paid at the applicable NAV then in effect.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

When a stockholder requests a repurchase and the repurchase is approved, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. The following table reflects the number of shares repurchased cumulatively through March 31, 2016:

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2015	1,021	$24.97
Three months ended March 31, 2016	—	—
Cumulative repurchases as of March 31, 2016(1)	1,021	$24.97
_______________

(1)
Excludes rejected repurchases of 1,336 shares for approximately $33,000 at an average price per share of $24.95, which were unfulfilled as of March 31, 2016. There were no other unfulfilled share repurchases for the period from April 24, 2014 (date of inception) to March 31, 2016.

The SRP will immediately terminate if the Company's shares are listed on any national securities exchange. In addition, our board of directors may amend, suspend (in whole or in part) or terminate the SRP at any time upon 30 days’ prior written notice to our stockholders.
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased under the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the IPO. The board of directors may designate that certain cash or other distributions be excluded from reinvestment pursuant to the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying consolidated balance sheets in the period distributions are declared. During the three months ended March 31, 2016, the Company issued approximately 35,000 shares of common stock pursuant to the DRIP, generating aggregate proceeds of $0.8 million. The Company did not issue any shares of common stock pursuant to the DRIP during the three months ended March 31, 2015.
Note 7 — Related Party Transactions and Arrangements
As of March 31, 2016 and December 31, 2015, American Realty Capital Healthcare III Special Limited Partnership, LLC (the "Special Limited Partner"), an entity controlled by the Sponsor, owned 8,888 shares of the Company's outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. As of March 31, 2016 and December 31, 2015, the Company had $0.3 million payable to related parties.
The Former Dealer Manager served as the dealer manager of the IPO. SK Research, LLC ("SK Research") and American National Stock Transfer, LLC ("ANST"), both subsidiaries of the parent company of the Former Dealer Manager, provided other general professional services through December 2015 and January 2016, respectively. RCS Capital Corporation, the parent company of the Former Dealer Manager and certain of its affiliates that provided us with services, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global, the parent of the Company's sponsor.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

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

	Three Months Ended March 31,		Payable as of
(In thousands)	2016	2015	March 31, 2016	December 31, 2015
Total commissions and fees incurred from and due to the Former Dealer Manager	$—	$1,214	$—	$—
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

	Three Months Ended March 31,		Payable as of
(In thousands)	2016	2015	March 31, 2016	December 31, 2015
Fees and expense reimbursements incurred from and due to the Advisor and its affiliates	$—	$49	$—	$12
Fees and expense reimbursements incurred from and due to the Former Dealer Manager and its affiliates	—	317	228	228
Fees and expense reimbursements incurred from and due to the Sponsor	—	—	—	—
Total fees and expense reimbursements incurred from and due to the Advisor, Sponsor and Former Dealer Manager and their affiliates	$—	$366	$228	$240
The Company is responsible for offering and related costs from the IPO, excluding selling commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs, excluding selling commissions and dealer manager fees, in excess of the 2.0% cap as of the end of the IPO are the Advisor's responsibility. As of March 31, 2016, offering and related costs, excluding commissions and dealer manager fees, exceeded 2.0% of gross proceeds received from the IPO by $3.8 million.
After the general escrow break, the Advisor caps cumulative offering costs for the IPO, including selling commissions and dealer manager fees, incurred by the Company, net of unpaid amounts, to 15.0% of gross common stock proceeds during the offering period of the IPO. As of March 31, 2016, cumulative offering costs were $21.4 million. As of March 31, 2016, cumulative offering costs, net of unpaid amounts, were less than 15.0% of gross common stock proceeds.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
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
When and if approved by the board of directors, the Class B Units are expected to be issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. The number of Class B Units issued in any quarter is an amount equal to: (i) the excess of (A) the product of (y) 0.1875% multiplied by (z) the cost of the Company's assets (until the NAV Pricing Date, then the lower of the cost of assets and the fair value of the Company’s assets) over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the IPO price minus the selling commissions and dealer manager fees). The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. The Advisor will receive distributions on unvested Class B Units equal to the distribution received on the Company's common stock. Such distributions on issued Class B Units will be expensed in the consolidated statements of operations and comprehensive loss until the performance condition is considered probable to occur. During the three months ended March 31, 2016, the Company's board of directors approved the issuance of 10,335 Class B Units to the Advisor in connection with this arrangement. There were no such units approved for issuance by the Company's board of directors during the three months ended March 31, 2015. As of March 31, 2016, the Company's board of directors had approved the issuance of 17,589 Class B Units to the Advisor in connection with this arrangement.
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

SK Research and ANST, both subsidiaries of the parent company of the Former Dealer Manager, provided other general professional services through December 2015 and January 2016, respectively. The Advisor pays general and administrative expenses on behalf of the Company, for which, the Company subsequently reimburses the Advisor. These fees and reimbursements are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.
The following table details amounts incurred, forgiven and payable in connection with the Company's operations-related services described above as of and for the periods presented:

	Three Months Ended March 31,
	2016		2015		Payable as of
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	March 31, 2016	December 31, 2015
One-time fees and reimbursements:
Acquisition fees	$—	$—	$25	$—	$—	$—
Acquisition cost reimbursements	—	—	8	—	—	—
Ongoing fees and reimbursements:
Property management fees	40	—	—	—	2	4
Professional fees and reimbursements	67	—	65	—	37	43
Distributions on Class B units	4	—	—	—	1	1
Total related party operating fees and reimbursements	$111	$—	$98	$—	$40	$48
The Company reimburses the Advisor's costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt, impairments or other similar non-cash expenses and excluding any gain from the sale of assets for that period (the "2%/25% Limitation"), unless the Company's independent directors determine that such excess was justified based on unusual and nonrecurring factors which they deem sufficient, in which case the excess amount may be reimbursed to the Advisor in subsequent periods. Additionally, the Company will reimburse the Advisor for personnel costs in connection with other services during the operational stage; however, the Company may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees, acquisition expense reimbursements or real estate commissions or for persons serving as executive officers of the Company. No reimbursement was incurred from the Advisor for providing such services during the three months ended March 31, 2016 or 2015. For the three months ended March 31, 2016, the Company's operating expenses exceeded the 2%/25% Limitation by $0.4 million. The Company's board of directors concluded that the expenses in excess of the 2%/25% Limitation were due to unusual and non-recurring factors caused by the Company's limited operating history and were, therefore, justified. No reimbursement of operating expenses in excess of the 2%/25% Limitation was made by the Advisor to the Company during the three months ended March 31, 2016 or 2015.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to waive certain fees. If the Advisor waives certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor in cash. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs. No expenses were absorbed by the Advisor during the three months ended March 31, 2016 or 2015.
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

The Company is also party to a transfer agency agreement with ANST, a subsidiary of the parent company of the Former Dealer Manager, pursuant to which ANST provided the Company with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by DST Systems, Inc., a third-party transfer agent ("DST"). AR Global received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. On February 26, 2016, the Company entered into a definitive agreement with DST to provide the Company directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services).
Fees and Participations Paid in Connection with a Listing or the Liquidation of the Company's Real Estate Assets
The Company will pay the Advisor an annual subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholder's capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year. This fee will be payable only upon the sale of assets, distributions or other event which results in the return on stockholder's capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the three months ended March 31, 2016 or 2015.
The Company will pay the Advisor a real estate commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and agents and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission. Real estate commissions will only be payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the three months ended March 31, 2016 or 2015.
The Company will pay the Special Limited Partner a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in the net sales proceeds unless investors have received a return of their capital plus a return equal to a 6.0% cumulative non-compounded annual return on their capital contributions. No participation in net sales proceeds was incurred during the three months ended March 31, 2016 or 2015.
If the Company's shares of common stock are listed on a national securities exchange, the Special Limited Partner will receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the Company's market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Company cannot assure that it will provide this 6.0% annual return but the Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such distribution was incurred during the three months ended March 31, 2016 or 2015. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in the net sales proceeds and the subordinated listing distribution.
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
March 31, 2016
(Unaudited)

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

	Number of Common Shares	Weighted-Average Issue Price
Unvested, December 31, 2015	4,799	$22.50
Granted	—	—
Vested	—	—
Forfeitures	—	—
Unvested, March 31, 2016	4,799	$22.50
As of March 31, 2016, the Company had $0.1 million of unrecognized compensation cost related to unvested restricted share award grants under the Company's RSP. That cost is expected to be recognized over a weighted average period of 3.5 years. The fair value of the restricted shares is being expensed on a straight-line basis over the service period of five years. Compensation expense related to restricted shares was approximately $6,000 and $3,000 for the three months ended March 31, 2016 and 2015, respectively. Compensation expense related to restricted shares is recorded as general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss.
Note 10 — Non-Controlling Interests
The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP ("OP Units"). As of March 31, 2016 and December 31, 2015, the Advisor held 90 OP Units, which represents a nominal percentage of the aggregate OP ownership.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

A holder of limited partner interests has the right to convert OP Units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the holders of limited partner interests in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets. No distributions were paid to OP Unit holders during the three months ended March 31, 2016 or 2015.
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
The following table summarizes the activity related to investment arrangements with the unaffiliated third party:

				As of March 31, 2016		As of December 31, 2015		Distributions for the Three Months Ended March, 31
Property Name (Dollar amounts in thousands)	Investment Date	Third Party Net Investment Amount as of March 31, 2016	Non-Controlling Ownership Percentage as of March 31, 2016	Net Real Estate Assets Subject to Investment Arrangement	Mortgage Notes Payable Subject to Investment Arrangement	Net Real Estate Assets Subject to Investment Arrangement	Mortgage Notes Payable Subject to Investment Arrangement	2016	2015
UnityPoint Clinic - Muscatine, IA	Dec. 2015	$294	5%	$5,966	$—	$6,024	$—	$—	—
UnityPoint Clinic - Moline, IL	Dec. 2015	189	5%	3,807	—	3,846	$—	—	—
Note 11 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(In thousands)	2016	2015
Net loss attributable to stockholders	$(85)	$(319)
Basic and diluted weighted average shares outstanding	6,805,706	164,258
Basic and diluted net loss per share	$(0.01)	$(1.94)
The Company had the following potentially dilutive securities as of March 31, 2016 and 2015, which were excluded from the calculation of diluted loss per share attributable to stockholders as their effect would have been antidilutive:

	March 31,
	2016	2015
Unvested restricted shares	4,799	2,666
OP Units	90	90
Class B Units	17,589	—
Total potentially dilutive securities	22,478	2,756

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Note 12 — Segment Reporting
During the three months ended March 31, 2016, the Company operated in three reportable business segments for management and internal financial reporting purposes: medical office buildings, triple-net leased healthcare facilities and seniors housing — operating properties. During the three months ended March 31, 2015, the Company did not own any triple-net leased healthcare facilities and seniors housing — operating properties and, therefore, operated in one reportable business segment.
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
The following tables reconcile the segment activity to consolidated net loss for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated
Revenues:
Rental income	$2,164	$104	$—	$2,268
Operating expense reimbursements	626	—	—	626
Resident services and fee income	—	—	698	698
Total revenues	2,790	104	698	3,592
Property operating and maintenance	788	—	469	1,257
Net operating income	$2,002	$104	$229	2,335
Operating fees to related party				(40)
Acquisition and transaction related				(30)
General and administrative				(676)
Depreciation and amortization				(1,577)
Interest expense				(48)
Income tax expense				(45)
Net income attributable to non-controlling interests				(4)
Net loss attributable to stockholders				$(85)

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

	Three Months Ended March 31, 2015
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated
Revenues:
Rental income	$9	$—	$—	$9
Operating expense reimbursements	2	—	—	2
Resident services and fee income	—	—	—	—
Total revenues	11	—	—	11
Property operating and maintenance	2	—	—	2
Net operating income	$9	$—	$—	9
Operating fees to related party				—
Acquisition and transaction related				(48)
General and administrative				(276)
Depreciation and amortization				(4)
Net loss attributable to stockholders				$(319)
The following table reconciles the segment activity to consolidated total assets as of the periods presented:

	March 31,	December 31,
(In thousands)	2016	2015
	(Unaudited)
ASSETS
Investments in real estate, net:
Medical office buildings	$110,791	$112,093
Triple-net leased healthcare facilities	4,678	4,720
Seniors housing — operating properties	10,852	11,173
Total investments in real estate, net	126,321	127,986
Cash	16,681	16,808
Restricted cash	62	62
Straight-line rent receivable	290	153
Prepaid expenses and other assets	1,013	735
Total assets	$144,367	$145,744

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Note 13 — Commitments and Contingencies
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

(In thousands)	Future Minimum Base Rental Payments
April 1, 2016 — December 31, 2016	$78
2017	104
2018	105
2019	106
2020	109
Thereafter	3,440
$3,942
Total rental expense from the Company's operating lease was approximately $34,000 during the three months ended March 31, 2016. The Company did not own any real estate investments with operating lease agreements and did not have any related expense during the three months ended March 31, 2015.
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
Note 14 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:
Review of Strategic Alternatives
On April 29, 2016, the Company's board of directors announced that it has initiated a strategic review process to identify, examine, and consider a range of strategic alternatives available to the Company with the objective of maximizing shareholder value. The board of directors has established a special committee comprised of the board's independent directors and the special committee is conducting a review of strategic alternatives and is addressing potential conflicts of interest. The special committee has: (i) engaged SunTrust Robinson Humphrey, Inc. as financial advisor; and (ii) retained Shapiro Sher Guinot and Sandler, P.A. as special legal counsel in connection with such strategic review process.
The board of directors has not made a decision to enter into any transaction at this time, and there are no assurances that the consideration of strategic alternatives will result in any transaction. The Company does not intend to comment on or disclose developments regarding the process unless it deems further disclosure is appropriate or required.

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

•
All of our executive officers and directors are also officers, managers or holders of a direct or indirect controlling interest in the Advisor and other entities affiliated with AR Global Investments, LLC (the successor business to AR Capital, LLC, "AR Global"), the parent of our sponsor, American Realty Capital VII, LLC (the "Sponsor"). As a result, our executive officers and directors, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's compensation arrangements with us and other investment programs advised by affiliates of AR Global and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions.

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

•
We focus on acquiring a diversified portfolio of healthcare-related assets located in the United States and are subject to risks inherent in concentrating investments in the healthcare industry. We have only $16.7 million in cash on hand. While we may use a portion of cash on hand to consummate additional acquisitions, we generally expect to use cash on hand to fund distributions or for working capital needs.

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

Overview
We were incorporated on April 24, 2014 as a Maryland corporation that intends to qualify as a REIT beginning with our taxable year ended December 31, 2015. On August 20, 2014, we commenced our IPO on a "reasonable best efforts" basis of up to 125.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, for total gross proceeds of up to $3.1 billion, pursuant to a registration statement on Form S-11 (File No. 333-196302) (as amended, the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. The Registration Statement also covers up to 26.3 million shares of common stock available pursuant to our DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.
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

On February 11, 2015, we received and accepted aggregate subscriptions in excess of the minimum offering amount for the IPO of $2.0 million in shares of common stock, broke general escrow and issued shares to our initial investors, who were admitted as stockholders. As of March 31, 2016, we had 6.8 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO of $168.0 million. Until the NAV pricing date (as described below) the per share purchase price of shares issued under the DRIP will be equal to $23.75 per share, which is equal to 95% of the offering price in our IPO, which has been suspended. Beginning with the NAV pricing date, the per share price for shares under the DRIP will vary periodically and will be equal to our NAV. The NAV pricing date means the date we first publish an estimated per share NAV, which will be on or prior to July 11, 2017, which is 150 days following the second anniversary of the date that we broke escrow in our IPO.
We were formed to primarily acquire a diversified portfolio of healthcare-related assets including medical office buildings ("MOB"), seniors housing communities and other healthcare-related facilities for investment purposes. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced real estate operations in March 2015. As of March 31, 2016, we owned 19 properties consisting of 467,932 rentable square feet. As of March 31, 2016, we had only $16.7 million in cash on hand. While we may use a portion of cash on hand to consummate additional acquisitions, we generally expect to use cash on hand to fund distributions or for working capital needs.
Substantially all of our business is conducted through the OP. We have no direct employees. The Advisor has been retained to manage our affairs on a day-to-day basis. We also have retained American Realty Capital Healthcare III Properties, LLC (the "Property Manager") to serve as our property manager. The Advisor and the Property Manager are under common control with AR Global, the parent of our Sponsor, as a result of which they are related parties, and each of which have received or will receive compensation, fees and other expense reimbursements from us for services related to managing our business. The Advisor, Property Manager and Former Dealer Manager have received or will receive fees during our offering, acquisition, operational and liquidation stages.
On April 29, 2016, our board of directors announced that it has initiated a strategic review process to identify, examine, and consider a range of strategic alternatives available to us with the objective of maximizing shareholder value. The board of directors has established a special committee comprised of the board's independent directors and the special committee is conducting a review of strategic alternatives and is addressing potential conflicts of interest. The special committee has: (i) engaged SunTrust Robinson Humphrey, Inc. as financial advisor; and (ii) retained Shapiro Sher Guinot and Sandler, P.A. as special legal counsel in connection with such strategic review process.
The board of directors has not made a decision to enter into any transaction at this time, and there are no assurances that the consideration of strategic alternatives will result in any transaction.We do not intend to comment on or disclose developments regarding the process unless we deem further disclosure is appropriate or required.
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
Resident services and fee income primarily relates to rent and fees for ancillary services performed for residents in our seniors housing — operating property ("SHOP") held using a structure permitted by the REIT Investment Diversification and Empowerment Act of 2007 ("RIDEA"). Rental income from residents of our SHOP operating segment is recognized as earned. Residents pay monthly rent that covers occupancy of their unit and basic services, including utilities, meals and some housekeeping services. The terms of the rent are short term in nature, primarily month-to-month. Fees for ancillary services are recorded in the period in which the services are performed.

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
In January 2015, the FASB issued updated guidance that eliminates from GAAP the concept of an event or transaction that is unusual in nature and occurs infrequently being treated as an extraordinary item. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Any amendments may be applied either prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption was permitted provided that the guidance was applied from the beginning of the fiscal year of adoption. We elected to adopt this new guidance as of September 30, 2015. The adoption of this guidance did not have a material impact to our financial position, results of operations and cash flows.
In February 2015, the FASB amended the accounting for consolidation of certain legal entities. The amendments modify the evaluation of whether certain legal entities are variable interest entities ("VIEs") or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affect the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships). The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption was permitted, including adoption in an interim period. We have elected to adopt this guidance effective January 1, 2016. We have evaluated the impact of the adoption of this new guidance on our consolidated financial statements and have determined that the OP is considered a VIE. However, we meet the disclosure exemption criteria as we are the primary beneficiary of the VIE and our partnership interest in a business and the assets of the OP can be used for purposes other than settling its obligations, such as paying distributions. As such, this standard did not have a material impact to our consolidated financial statements.
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendment requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB added that, for line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption was permitted for financial statements that have not previously been issued. We have elected to adopt this guidance effective January 1, 2016. The adoption of this revised guidance resulted in the reclassification of $0.1 million of deferred financing costs related to our mortgage note payable from deferred costs, net to mortgage note payable, net of deferred financing costs in our consolidated balance sheets as of March 31, 2016 and December 31, 2015.

In September 2015, the FASB issued an update that eliminates the requirement to adjust provisional amounts from a business combination and the related impact on earnings by restating prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of measurement period adjustments on current and prior periods, including the prior period impact on depreciation, amortization and other income statement items and their related tax effects, shall be recognized in the period the adjustment amount is determined. The cumulative adjustment would be reflected within the respective financial statement line items affected. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption was permitted. We elected to adopt this guidance as of September 30, 2015. The adoption of this guidance did not have a material impact to our financial position, results of operations or cash flows.
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
In March 2016, the FASB issued guidance which requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation. This guidance is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the impact of this new guidance.
In March 2016, the FASB issued an update that changes the accounting for certain aspects of share-based compensation. Among other things, the revised guidance allows companies to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The revised guidance is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted. We have adopted the provisions of this guidance beginning January 1, 2016 and determined that there is no impact to our consolidated financial position, results of operations and cash flows.

Properties
The following table presents certain additional information about the properties we owned as of March 31, 2016:

Property/Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy	Remaining Lease Term	Base Purchase Price (1)
						(In thousands)
Medical Office Buildings:
DaVita Bay Breeze — Largo, FL	Mar. 2015	1	7,247	100.0%	11.2	$1,650
RAI Clearwater — Clearwater, FL	Apr. 2015	1	14,936	100.0%	8.7	4,750
DaVita Hudson — Hudson, FL	May 2015	1	8,984	100.0%	8.5	2,725
Rockwall Medical Plaza — Rockwall, TX	Jun. 2015	1	18,176	100.0%	4.0	6,639
Decatur Medical Office Building — Decatur, GA	Jul. 2015	1	20,800	100.0%	6.6	5,100
Buckeye Health Center — Cleveland, OH	Aug. 2015	1	25,070	100.0%	4.1	5,550
Philip Professional Center — Lawrenceville, GA	Aug. 2015	2	31,483	93.9%	12.4	9,000
Illinois CancerCare Clinic — Galesburg, IL	Aug. 2015	1	9,211	100.0%	8.4	3,400
Galesburg VA Outpatient Clinic — Galesburg, IL	Aug. 2015	1	9,979	100.0%	7.3	2,630
Woodlake Office Center — Woodbury, MN	Sep. 2015	1	36,375	100.0%	6.5	14,900
Greenfield Medical Center — Gilbert, AZ	Oct. 2015	1	28,489	100.0%	3.7	7,000
Lee Memorial Health System Outpatient Center — Ft. Meyers, FL	Oct. 2015	1	24,174	100.0%	2.5	5,275
Beaumont Medical Center — Warren, MI	Dec. 2015	1	35,219	95.2%	5.8	13,650
Madison Medical Plaza — Joliet, IL	Dec. 2015	1	70,023	89.4%	5.4	19,500
UnityPoint Clinic — Muscatine, IA	Dec. 2015	1	21,767	100.0%	9.0	5,887
UnityPoint Clinic — Moline, IL	Dec. 2015	1	14,640	100.0%	7.8	3,767
Total Medical Office Buildings:		17	376,573	97.1%	6.6	111,423
Triple-Net Leased Healthcare Facility(2):
Arcadian Cove Assisted Living — Richmond, KY	Aug. 2015	1	34,659	100.0%	14.4	4,775
Seniors Housing — Operating Property:
Cedarhurst of Collinsville — Collinsville, IL	Aug. 2015	1	56,700	94.7%	N/A	11,600
Portfolio, March 31, 2016		19	467,932			$127,798
_______________

(1)	Contract purchase price, excluding acquisition related costs.

(2)
Revenues for our triple-net leased healthcare facility generally consist of fixed rental amounts (subject to annual contractual escalations) received from our tenants in accordance with the applicable lease terms and do not vary based on the underlying operating performance of the property. As of March 31, 2016, the property leased to our seniors housing — triple net leased tenant had operating occupancy of approximately 94.1%. While operating occupancy rates may affect the profitability of our tenants’ operations, they do not have a direct impact on our revenues or financial results. Operating occupancy statistics for our triple-net leased healthcare facility are compiled through reports from tenants and have not been independently validated by us.

N/A	Not applicable
Results of Operations
We were incorporated on April 24, 2014. We purchased our first property and commenced our real estate operations in March 2015. Accordingly, our results of operations for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 reflect significant increases in most categories.
Comparison of the Three Months Ended March 31, 2016 to the Three Months Ended March 31, 2015
Rental Income
Rental income for the three months ended March 31, 2016 was $2.3 million, compared to approximately $9,000 for the three months ended March 31, 2015. The increase in rental income is a result of our acquisition of 17 MOBs and one triple-net leased healthcare facility with annualized rental income on a straight-line basis of $9.3 million. As of March 31, 2015, we owned one MOB, acquired in March of 2015, with annualized straight-line rental income of $0.1 million.

Operating Expense Reimbursements
Operating expense reimbursements were $0.6 million for the three months ended March 31, 2016, compared to approximately $2,000 for the three months ended March 31, 2015. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of reimbursable property operating expenses, which may be subject to exclusions and expense floors, in addition to base rent, whereas under certain other lease agreements, the tenants are generally directly responsible for all operating costs of the respective properties.
Resident Services and Fee Income
Resident services and fee income of $0.7 million for the three months ended March 31, 2016 related to rent and services offered to residents in our SHOP depending on the level of care required, as well as fees associated with other ancillary services. We did not own any SHOPs and therefore did not have any resident services and fee income during the three months ended March 31, 2015.
Property Operating and Maintenance Expenses
Property operating and maintenance expenses were $1.3 million for the three months ended March 31, 2016, compared to approximately $2,000 for the three months ended March 31, 2015. These costs primarily related to the costs associated with our properties, including real estate taxes, property insurance, utilities, repairs, maintenance and unaffiliated third party property management fees, as well as costs related to caring for residents of our SHOP.
Operating Fees to Related Party
Our Property Manager is paid a fee for property management services for managing our properties on a day-to-day basis. We incurred approximately $40,000 in property management fees from our Property Manager for the three months ended March 31, 2016. Property management fees will increase in direct correlation with gross revenues.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses of $30,000 for the three months ended March 31, 2016 primarily related to audit fees and other costs associated with acquisitions consummated during the year ended December 31, 2015. Acquisition and transaction related expenses of $48,000 for the three months ended March 31, 2015 related to our acquisition of one property with a contract purchase price of $1.7 million.
General and Administrative Expenses
General and administrative expenses were $0.7 million for the three months ended March 31, 2016, including $0.1 million reimbursed to or incurred from related parties, compared to $0.3 million for the three months ended March 31, 2015. Professional fees and board of director costs increased in order to support our real estate portfolio. We owned one property and therefore had nominal general and administrative expenses during the three months ended March 31, 2015.
Depreciation and Amortization Expense
Depreciation and amortization expenses were $1.6 million for the three months ended March 31, 2016, compared to approximately $4,000 for the three months ended March 31, 2015. The increase in depreciation and amortization expense related to our acquisition of 19 properties since January 1, 2015 with an aggregate purchase price of $127.8 million. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and liabilities and depreciated or amortized over their estimated useful lives.
Interest Expense
Interest expense of approximately $48,000 for the three months ended March 31, 2016 related to our mortgage note payable balance of $5.0 million as of March 31, 2016. We did not have any debt and therefore did not have interest expense during the three months ended March 31, 2015.
Income Tax Expense
Income tax expense of approximately $45,000 for the three months ended March 31, 2016 primarily related to our acquisition of a SHOP using a structure permitted by RIDEA, under which a REIT may lease qualified healthcare properties on an arm's length basis to a taxable REIT subsidiary ("TRS") if the property is operated on behalf of such subsidiary by an eligible third-party independent contractor. We did not own any SHOPs as of March 31, 2015 and therefore had no income tax expense during the three months ended March 31, 2015.

Cash Flows for the Three Months Ended March 31, 2016
During the three months ended March 31, 2016, net cash provided by operating activities was $1.8 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses. Cash flows provided by operating activities during the three months ended March 31, 2016 included approximately $30,000 of acquisition and transaction related costs. Cash inflows related to a net loss adjusted for non-cash items of $1.6 million (net loss of $0.1 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets, amortization of deferred financing costs, amortization of mortgage premiums and equity-based compensation of $1.6 million), increase in accounts payable and accrued expenses of $0.5 million related to professional fees, real estate taxes and property operating expenses for our MOBs and SHOP and a $0.1 million increase in deferred rent. These cash inflows were partially offset by a decrease in prepaid expenses and other assets of $0.2 million due to rent receivables and other receivables and an increase in unbilled rent receivables recorded in accordance with straight-line basis accounting of $0.1 million.
The net cash used in investing activities during the three months ended March 31, 2016 of $0.1 million related to capital expenditures.
Net cash used in financing activities of $1.9 million during the three months ended March 31, 2016 consisted primarily of distributions to stockholders of $1.8 million, payments of offering costs of $0.1 million and principal payments made on mortgage notes payable of approximately $24,000.
Cash flows for the Three Months Ended March 31, 2015
During the three months ended March 31, 2015, net cash used in operating activities was $0.1 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity as well as scheduled rent payments and the level of operating expenses. Cash flows used in operating activities during the three months ended March 31, 2015 included approximately $48,000 of acquisition and transaction related costs. Cash outflows primarily related to a net loss adjusted for non-cash items of $0.3 million. These cash outflows were partially offset by an increase in accounts payable and accrued expenses of $0.2 million related to professional fees.
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
Liquidity and Capital Resources
Our principal demands for cash will be for improvement costs, the payment of our operating and administrative expenses and distributions to our stockholders. We generally expect to use our remaining net proceeds from our IPO for these purposes, but we may also use a portion of these proceeds to fund additional acquisitions. As of March 31, 2016, we have primarily funded our acquisitions from the net proceeds of our IPO with a limited use of mortgage debt and have not utilized any corporate lines of credit. To the extent that we make additional acquisitions, we intend to acquire our assets with cash and mortgage or other debt, but we also may acquire assets free and clear of permanent mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in OP Units, or any mix thereof.
As of March 31, 2016, we had cash of $16.7 million and expect to fund our liquidity requirements over the next 12 months through a combination of cash on hand and operating cash flows.
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

We may borrow if we need funds to satisfy the REIT tax qualification requirement that we generally distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP, determined without regard to the deduction for dividends paid and excluding net capital gain). We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT. Under our charter, the maximum amount of our total indebtedness may not exceed 300% of our total "net assets" (as defined by the North American Securities Administrators Association Statement of Policy Regarding Real Estate Investment Trusts (the "NASAA REIT Guidelines")) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments. However, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. In addition, it is currently our intention to limit our aggregate borrowings to 45% of the aggregate fair market value of our assets, unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, calculated after the close of our IPO and once we have invested substantially all the proceeds of our IPO, will not apply to individual real estate assets or investments. As of March 31, 2016, our secured debt leverage ratio (total secured debt divided by total assets) was approximately 3.5% and we did not have any unsecured borrowings. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits.
After the NAV pricing date, if our NAV exceeds $1.0 billion in the aggregate, we intend to maintain 5% of the overall value of our portfolio in liquid assets. However, our stockholders should not expect that we will maintain liquid assets at or above this level. To the extent that we maintain borrowing capacity under a line of credit, if a line of credit is ever obtained, such available amount will be included in calculating our liquid assets. Our Advisor will consider various factors in determining the amount of liquid assets we should maintain, including but not limited to our receipt of proceeds from sales of additional shares, our cash flow from operations, available borrowing capacity under a line of credit, if any, our receipt of proceeds from any asset sale, and the use of cash to fund repurchases. The board of directors reviews the amount and sources of liquid assets on a quarterly basis.
Our board of directors has adopted a Share Repurchase Program (as amended, the "SRP") that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash. There are limits on the number of shares we may repurchase under this program during any calendar year. We are only authorized to repurchase shares using the proceeds secured from the DRIP in any given period. The following table reflects the number of shares repurchased cumulatively through March 31, 2016:

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2015	1,021	$24.97
Three months ended March 31, 2016	—	—
Cumulative repurchases as of March 31, 2016(1)	1,021	$24.97
_______________

(1)
Excludes rejected repurchases of 1,336 shares for approximately $33,000 at an average price per share of $24.95, which were unfulfilled as of March 31, 2016. There were no other unfulfilled share repurchases for the period from April 24, 2014 (date of inception) to March 31, 2016.

Acquisitions
As of April 30, 2016, we owned 19 properties with a contract price of $127.8 million. In accordance with the terms of the investment opportunity allocation agreement we have entered into with Healthcare Trust, Inc., we have been provisionally allocated MOB assets identified by our Advisor and its affiliates with an expected aggregate contract price of $0.5 million that are under contract or under executed letters of intent. Pursuant to the terms of the purchase and sale agreements and letters of intent, the obligation to close upon these acquisitions is subject to certain conditions customary to closing, including the successful completion of due diligence and fully negotiated binding agreements. There can be no assurance that we will complete these acquisitions. We intend to fund remaining acquisitions, if any, with proceeds raised from our IPO.

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

Three Months Ended
(In thousands)	March 31, 2016
Net loss attributable to stockholders (in accordance with GAAP)	$(85)
Depreciation and amortization	1,577
Adjustments for non-controlling interests(1)	(5)
FFO attributable to stockholders	1,487
Acquisition and transaction related	30
Amortization of market lease and other intangibles	51
Straight-line rent	(129)
Amortization of mortgage premium	(11)
Adjustments for non-controlling interests(1)	1
MFFO attributable to stockholders	$1,429
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
During the three months ended March 31, 2016, distributions paid to common stockholders totaled $2.6 million, including $0.8 million which was reinvested through our DRIP. During the three months ended March 31, 2016, cash used to pay distributions was generated from offering proceeds from issuance of common stock and proceeds received from common stock issued under the DRIP.

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

	Three Months Ended
	March 31, 2016
(In thousands)		Percentage of Distributions
Distributions:
Distributions to stockholders	$2,645

Source of distribution coverage:
Cash flows provided by operations	$—	—%
Offering proceeds from issuance of common stock	1,808	68.4%
Proceeds received from common stock issued under the DRIP	837	31.6%
Proceeds from financings	—	—%
Total source of distribution coverage	$2,645	100.0%

Cash flows provided by operations (in accordance with GAAP) (1)	$1,834
Net loss attributable to stockholders (in accordance with GAAP)	$(85)
_______________

(1)	Cash flows provided by operations for the three months ended March 31, 2016 reflect acquisition and transaction related expenses of approximately $30,000.
For the three months ended March 31, 2016, cash flows provided by operations were $1.8 million. As shown in the table above, we funded distributions with proceeds from our IPO as well as proceeds from our IPO which were reinvested in common stock issued under our DRIP. To the extent we pay distributions in excess of cash flows provided by operations, our stockholders' investment may be adversely impacted.
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

The following table compares cumulative distributions paid to cumulative net loss and cumulative cash flows provided by operations (in accordance with GAAP) for the period from April 24, 2014 (date of inception) through March 31, 2016:

For the Period from April 24, 2014 (date of inception) to
(In thousands)	March 31, 2016
Distributions to stockholders(1)	$6,947

Reconciliation of net loss:
Revenues	$7,735
Acquisition and transaction related	(4,777)
Depreciation and amortization	(3,314)
Other operating expenses	(4,884)
Other non-operating expenses	(121)
Income tax expense	(129)
Net income attributable to non-controlling interests	7
Net loss (in accordance with GAAP)(2)	$(5,483)

Cash flow used in operations	$(1,084)

FFO attributable to stockholders	$(2,174)
_____________________

(1)	Distributions paid to common stockholders includes $3.0 million of proceeds received pursuant to the DRIP.

(2)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
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
Contractual Obligations
The following table reflects contractual debt obligations under our mortgage notes payable and minimum base rental cash payments due for leasehold interests over the next five years and thereafter as of March 31, 2016. The minimum base rental cash payments due for leasehold interests exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes, among other items. As of March 31, 2016, the outstanding mortgage note payable had a weighted average effective interest rate of 4.0%.

			Years Ended December 31,
(In thousands)	Total	April 1, 2016 — December 31, 2016	2017 — 2018	2019 — 2020	Thereafter
Principal on mortgage note payable	$5,069	$72	$204	$4,793	$—
Interest on mortgage note payable	701	151	392	158	—
Lease rental payments due	3,942	78	209	215	3,440
	$9,712	$301	$805	$5,166	$3,440

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
Related-Party Transactions and Agreements
Our Former Dealer Manager served as the dealer manager of the IPO. SK Research, LLC ("SK Research") and American National Stock Transfer, LLC ("ANST"), both subsidiaries of the parent company of the Former Dealer Manager, provided other general professional services through December 2015 and January 2016, respectively. RCS Capital Corporation, the parent company of the Former Dealer Manager and certain of its affiliates that provided us with services, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global, the parent of our Sponsor.
We have entered into agreements with affiliates of our Sponsor, whereby we have paid and/or may in the future pay certain fees or reimbursements to our Advisor, its affiliates and entities under common ownership with our Advisor in connection with items such as acquisition and financing activities, sales and maintenance of common stock under our suspended IPO, asset and property management services and reimbursement of operating and offering related costs. The predecessor to AR Global is a party to a services agreement with RCS Advisory Services, LLC, a subsidiary of the parent company of the Former Dealer Manager (“RCS Advisory”), pursuant to which RCS Advisory and its affiliates provided us and certain other companies sponsored by AR Global with services (including, without limitation, transaction management, compliance, due diligence, event coordination and marketing services, among others) on a time and expenses incurred basis or at a flat rate based on services performed. The predecessor to AR Global instructed RCS Advisory to stop providing such services in November 2015 and no services have since been provided by RCS Advisory. We are also party to a transfer agency agreement with ANST, a subsidiary of the parent company of the Former Dealer Manager, pursuant to which ANST provided us with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by DST Systems, Inc., a third-party transfer agent ("DST"). AR Global received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. On February 26, 2016, we entered into a definitive agreement with DST to provide us directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services). See Note 7 — Related Party Transactions and Arrangements to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related party transactions, agreements and fees.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our long-term debt, which consists of secured financings, bears interest at a fixed rate. As of March 31, 2016, we did not have any derivative financial instruments. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
As of March 31, 2016, our debt included a fixed-rate secured mortgage financing with a carrying value of $5.1 million and a fair value of $5.2 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the note, but it has no impact on interest due on the note. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2016 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $0.2 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $0.2 million.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and assuming no other changes in our capital structure. The information presented above includes only those exposures that existed as of March 31, 2016 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of the end of such period, that our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to any material pending legal proceedings.
Item 1A. Risk Factors.
Our potential risks and uncertainties are presented in the section entitled "Item 1A. Risk Factors," disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015. The following additional risk factors should be considered regarding our potential risks and uncertainties:
We may be unable to maintain distributions over time.
There are many factors that can affect the availability and timing of cash distributions to stockholders, including the amount of cash flow from operations and FFO. In the past, we have not generated, and may not in the future generate, operating cash flows sufficient to continue to pay dividends to our stockholders at the current rate. Our cash flows provided by operations were $1.8 million for the three months ended March 31, 2016. During the three months ended March 31, 2016, we paid distributions of $2.6 million, of which $1.8 million, or 68.4%, was funded from proceeds from our IPO and $0.8 million, or 31.6%, was funded from proceeds from our IPO which were reinvested in common stock issued under our DRIP. During the three months ended March 31, 2016, cash flow from operations included an increase in accounts payable and accrued expenses of $0.5 million, as reflected on the statement of cash flows. Accordingly, if these accounts payable and accrued expenses had been paid during the three months ended March 31, 2016, there would have been $0.5 million less in cash flow from operations available to pay distributions. Using offering proceeds to pay distributions, especially if the distributions are not reinvested through our DRIP, reduces cash available for investment in assets or other purposes, and reduces our per share stockholders' equity. We may continue to use net offering proceeds to fund distributions.
We do not expect to generate sufficient cash flow from operations during the remainder of 2016 to pay distributions at our current level and we may not generate sufficient cash flows from operations to pay future distributions. The amount of cash available for distributions is affected by many factors, such as rental income from acquired properties and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. With limited operating history, we cannot assure our stockholders that we will be able to continue to pay distributions or that distributions will increase over time. We cannot give any assurance that rents from the properties we have acquired will increase, or that future acquisitions of real properties will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing a distribution rate to stockholders.
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
We generated 5% or more of our total annualized rental income on a straight-line basis for the fiscal year ended March 31, 2016 from the following five major tenants, including, for this purpose, all affiliates of such tenants:

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
The following five states represented 5% or more of our consolidated annualized rental income on a straight-line basis for the fiscal year ended March 31, 2016:

State	Percentage of Straight-Line Rental Income
Florida	7.4%
Georgia	10.3%
Illinois	49.9%
Michigan	8.5%
Minnesota	7.6%
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
Unregistered Sales of Equity Securities
We did not sell any equity securities that were not registered under the Securities Act during the three months ended March 31, 2016.
Use of Proceeds of Registered Securities
On August 20, 2014, we commenced our IPO on a "reasonable best efforts" basis of up to a maximum of $3.1 billion of common stock, consisting of up to 125.0 million shares, pursuant to the Registration Statement initially filed on May 28, 2014 with the SEC under the Securities Act of 1933, as amended. The Registration Statement, which was declared effective by the SEC on August 20, 2014, also covers 26.3 million shares of common stock pursuant to the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. As of March 31, 2016, we have issued 6.8 million shares of our common stock, including unvested restricted shares and shares issued pursuant to the DRIP, and received $168.0 million of offering proceeds.
The following table reflects the offering costs associated with the issuance of common stock:

Three Months Ended
(In thousands)	March 31, 2016
Selling commissions and dealer manager fees	$—
Other offering costs	59
Total offering costs	$59
As of March 31, 2016, we have incurred $21.4 million of cumulative offering costs in connection with registering and selling shares of our common stock. As of March 31, 2016, cumulative offering costs included $4.1 million of offering cost reimbursements incurred from the Advisor, Dealer Manager and Sponsor, excluding commissions and dealer manager fees. The Advisor elected to cap cumulative offering costs incurred by us, net of unpaid amounts, to 15.0% of gross common stock proceeds during the offering period. Cumulative offering costs, net of unpaid amounts, were less than 15.0% of gross proceeds at March 31, 2016. Cumulative offering proceeds from the sale of common stock exceeded cumulative offering costs by $146.6 million at March 31, 2016.
We have used and expect to continue to use substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of income producing real estate properties, focusing predominantly on MOBs and healthcare-related facilities. We may also originate or acquire first mortgage loans secured by real estate. As of March 31, 2016, we have used the net proceeds from our IPO to purchase 19 properties with an aggregate purchase price of $127.8 million.
Issuer Purchases of Equity Securities
The following table reflects the number of shares repurchased cumulatively through March 31, 2016:

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2015	1,021	$24.97
Three months ended March 31, 2016	—	—
Cumulative repurchases as of March 31, 2016(1)	1,021	$24.97
_______________

(1)
Excludes rejected repurchases of 1,336 shares for approximately $33,000 at an average price per share of $24.95, which were unfulfilled as of March 31, 2016. There were no other unfulfilled share repurchases for the period from April 24, 2014 (date of inception) to March 31, 2016.

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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC.
By:	/s/ W. Todd Jensen
W. Todd Jensen
Interim Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Katie P. Kurtz
Katie P. Kurtz
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Dated: May 10, 2016

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

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

99.1*	Amended and Restated Share Repurchase Program for American Realty Capital Healthcare Trust III, Inc.
101*
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Healthcare Trust III, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________
*     Filed herewith.