Form 10-Q
period 2016-06-30
American Realty Capital Healthcare Trust III, Inc.
filed 2016-08-09
CIK 1609234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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
As of July 31, 2016, the registrant had 6,898,728 shares of common stock outstanding.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$10,225	$10,225
Buildings, fixtures and improvements	101,168	101,129
Acquired intangible lease assets	18,450	18,450
Total real estate investments, at cost	129,843	129,804
Less: accumulated depreciation and amortization	(5,149)	(1,818)
Total real estate investments, net	124,694	127,986
Cash	16,760	16,808
Restricted cash	88	62
Straight-line rent receivable	420	153
Prepaid expenses and other assets	672	735
Deferred costs, net	10	—
Total assets	$142,644	$145,744
LIABILITIES AND EQUITY
Mortgage note payable, net of deferred financing costs	$4,952	$4,985
Mortgage premium, net	134	155
Market lease intangible liabilities, net	1,775	1,849
Accounts payable and accrued expenses (including $271 and $288 due to related parties as of June 30, 2016 and December 31, 2015, respectively)	2,083	1,827
Deferred rent	479	299
Distributions payable	883	904
Total liabilities	10,306	10,019

Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding as of June 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 6,879,894 and 6,792,797 shares of common stock issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	69	68
Additional paid-in capital	147,810	145,789
Accumulated deficit	(16,022)	(10,604)
Total stockholders' equity	131,857	135,253
Non-controlling interests	481	472
Total equity	132,338	135,725
Total liabilities and equity	$142,644	$145,744

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Rental income	$2,277	$161	$4,545	$170
Operating expense reimbursements	625	31	1,251	33
Resident services and fee income	709	—	1,407	—
Total revenues	3,611	192	7,203	203

Expenses:
Property operating and maintenance	1,284	34	2,541	36
Operating fees to related party	39	—	79	—
Acquisition and transaction related	103	425	133	473
General and administrative	545	259	1,221	535
Depreciation and amortization	1,581	75	3,158	79
Total expenses	3,552	793	7,132	1,123
Operating income (loss)	59	(601)	71	(920)
Other income (expense):
Interest expense	(47)	—	(95)	—
Interest and other income	1	—	1	—
Total other expense	(46)	—	(94)	—
Income (loss) before income taxes	13	(601)	(23)	(920)
Income tax expense	(28)	—	(73)	—
Net loss	(15)	(601)	(96)	(920)
Net income attributable to non-controlling interests	(5)	—	(9)	—
Net loss attributable to stockholders	(20)	(601)	(105)	(920)
Comprehensive loss attributable to stockholders	$(20)	$(601)	$(105)	$(920)

Basic and diluted weighted average shares outstanding	6,857,978	2,047,581	6,831,842	1,111,122
Basic and diluted net loss per share	$(0.01)	$(0.29)	$(0.02)	$(0.83)
Distributions declared per share	$0.39	$0.39	$0.78	$0.46

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2016
(In thousands, except for share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)	Non-controlling Interests	Total Equity
Balance, December 31, 2015	6,792,797	$68	$145,789	$(10,604)	$135,253	$472	$135,725
Common stock offering costs, commissions and dealer manager fees	—	—	(60)	—	(60)	—	(60)
Common stock issued through distribution reinvestment plan	87,097	1	2,069	—	2,070	—	2,070
Equity-based compensation	—	—	12	—	12	—	12
Distributions declared	—	—	—	(5,313)	(5,313)	—	(5,313)
Net loss	—	—	—	(105)	(105)	9	(96)
Balance, June 30, 2016	6,879,894	$69	$147,810	$(16,022)	$131,857	$481	$132,338

The accompanying notes are an integral part of this unaudited consolidated financial statement.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(96)	$(920)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,158	79
Amortization of deferred financing costs	15	—
Amortization of mortgage premium	(21)	—
Amortization of market lease and other intangibles	102	(6)
Equity-based compensation	12	6
Changes in assets and liabilities:
Straight-line rent receivable	(267)	(6)
Prepaid expenses and other assets	111	(60)
Accounts payable and accrued expenses	406	182
Deferred rent	180	—
Restricted cash	(26)	—
Net cash provided by (used in) operating activities	3,574	(725)
Cash flows from investing activities:
Investments in real estate	—	(15,758)
Deposits paid for real estate acquisitions	—	(250)
Capital expenditures	(100)	—
Net cash used in investing activities	(100)	(16,008)
Cash flows from financing activities:
Payments of mortgage note payable	(48)	—
Proceeds from issuance of common stock	—	84,153
Payments of offering costs and fees related to common stock issuances	(210)	(9,462)
Distributions paid	(3,264)	(236)
Advances from related party	—	1
Net cash provided by (used in) financing activities	(3,522)	74,456
Net change in cash	(48)	57,723
Cash, beginning of period	16,808	187
Cash, end of period	$16,760	$57,910

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Supplemental disclosure of cash flow information:
Cash paid for interest	$101	$—
Cash paid for income taxes	69	—

Non-cash investing and financing activities:
Receivable for sale of common stock	$—	$746
Payable and accrued offering costs	228	627
Common stock issued through distribution reinvestment plan	2,070	215

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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
On February 11, 2015, the Company received and accepted aggregate subscriptions in excess of the minimum offering amount for the IPO of $2.0 million in shares of common stock, broke general escrow and issued shares to its initial investors, who were admitted as stockholders of the Company. As of June 30, 2016, the Company had 6.9 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO of $169.3 million. Until the net asset value ("NAV") pricing date (as described below), the per share purchase price of shares issued under the DRIP will be equal to $23.75 per share, which is equal to 95% of the offering price in the IPO, which has been suspended. Beginning with the NAV pricing date, the per share price for shares under the DRIP will vary periodically and will be equal to the Company’s per share NAV. The NAV pricing date means the date that the Company first publishes an estimated per share NAV (the "NAV Pricing Date"), which will be on or prior to July 11, 2017, which is 150 days following the second anniversary of the date that the Company broke escrow in the IPO.
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
On April 29, 2016, the Company's board of directors announced that it had initiated a strategic review process (the "Strategic Review") to identify, examine, and consider a range of strategic alternatives available to the Company with the objective of maximizing shareholder value. The board of directors has established a special committee (the "Special Committee") comprised of the board's independent directors, which is conducting the Strategic Review and is addressing potential conflicts of interest. The Special Committee has engaged SunTrust Robinson Humphrey, Inc. as financial advisor and retained Shapiro Sher Guinot and Sandler, P.A. as special legal counsel in connection with the Strategic Review.
On June 30, 2016, the Company announced that in response to the receipt of an unsolicited proposal (the “Proposal”) from an entity (the “Proposing Entity”) sponsored by an affiliate of American Realty Capital VII, LLC, the Company’s sponsor (the “Sponsor”), relating to a potential strategic transaction with the Proposing Entity (the “Proposed Transaction”), the Special Committee and its financial advisor had engaged in discussions with a special committee formed by the Proposing Entity (and its financial advisor) and with others. Although these discussions have progressed since the receipt of the Proposal, they have not resulted in a definitive agreement with any party. The Company’s board of directors has not made a decision to enter into any transaction at this time, and there can be no assurance that the discussions and evaluation will result in a definitive agreement or that any such transaction would be approved by the Company’s stockholders. The Company does not intend to provide updates on the discussions or negotiations regarding the Proposal unless or until it determines that further disclosure is appropriate or required based on the then-current facts and circumstances.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

The Company was formed to primarily acquire a diversified portfolio of healthcare-related assets, including medical office buildings ("MOB"), seniors housing communities and other healthcare-related facilities, for investment purposes. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. The Company purchased its first property and commenced real estate operations in March 2015. As of June 30, 2016, the Company owned 19 properties located in 10 states, comprised of 467,932 rentable square feet.
Substantially all of the Company's business is conducted through the OP. The Company has no direct employees. American Realty Capital Healthcare III Advisors, LLC (the "Advisor") has been retained to manage the Company's affairs on a day-to-day basis. The Company also has retained American Realty Capital Healthcare III Properties, LLC (the "Property Manager") to serve as the Company's property manager. The Advisor and the Property Manager are under common control with AR Global Investments, LLC (the successor business to AR Capital, LLC, "AR Global"), the parent of the Sponsor, as a result of which they are related parties, and each have received or will receive compensation, fees and other expense reimbursements from the Company for services related to managing the Company's business. The Advisor, Property Manager and Former Dealer Manager have received or will receive fees during the Company's offering, acquisition, operational and liquidation stages.
Note 2 — Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2015, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 4, 2016. There have been no significant changes to the Company's significant accounting policies during the six months ended June 30, 2016 other than the updates described below.
Reclassifications
Certain prior year amounts within prepaid expenses and other assets, deferred costs, net and cash flows from operating activities have been reclassified to conform with the current year presentation.
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
June 30, 2016
(Unaudited)

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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendment requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB added that, for line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption was permitted for financial statements that have not previously been issued. The Company has elected to adopt this guidance effective January 1, 2016. The adoption of this revised guidance resulted in the reclassification of $0.1 million of deferred financing costs related to the Company's mortgage note payable from deferred costs, net to mortgage note payable, net of deferred financing costs in the Company's consolidated balance sheets as of June 30, 2016 and December 31, 2015.
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
In March 2016, the FASB issued an update that changes the accounting for certain aspects of share-based compensation. Among other things, the revised guidance allows companies to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The revised guidance is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company has adopted the provisions of this guidance beginning January 1, 2016 and determined that there is no impact to the Company’s consolidated financial position, results of operations and cash flows. The Company's policy is to account for forfeitures as they occur.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Note 3 — Real Estate Investments
The Company owned 19 properties as of June 30, 2016. The following table presents the allocation of the assets acquired and liabilities assumed during the six months ended June 30, 2015. The Company did not acquire any properties during the six months ended June 30, 2016.

Six Months Ended
(Dollar amounts in thousands)	June 30, 2015
Real estate investments, at cost:
Land	$2,496
Buildings, fixtures and improvements	12,103
Total tangible assets	14,599
Acquired intangibles:
In-place leases	1,561
Market lease liabilities	(402)
Total assets acquired, net	15,758
Cash paid for acquired real estate investments	$15,758
Number of properties purchased	4
The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter as of June 30, 2016. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Rent Payments
July 1, 2016 — December 31, 2016	$4,403
2017	8,829
2018	8,623
2019	8,294
2020	7,824
Thereafter	25,265
Total	$63,238
The following table lists the tenants (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis for all properties as of June 30, 2016 and 2015:

	June 30,
Tenant	2016	2015
DaVita Healthcare Partners Inc.	*	21.7%
Fresenius Medical Care AG & Co.	*	15.6%
PedMed Rockwall, LLC	*	14.0%
Renal Hypertension Center	*	21.3%
Texas Health Resources	*	17.8%
_______________

*	Tenant's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

The following table lists the states where the Company has a concentration of properties where annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis as of June 30, 2016 and 2015:

	June 30,
State	2016	2015
Florida	*	58.6%
Georgia	11.9%	*
Illinois	41.9%	*
Texas	*	41.4%
_______________

*	State's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified
Intangible Assets and Liabilities
Acquired intangible assets and liabilities consisted of the following as of the periods presented:

	June 30, 2016			December 31, 2015
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$16,023	$2,669	$13,354	$16,023	$931	$15,092
Intangible market lease assets	2,427	257	2,170	2,427	81	2,346
Total acquired intangible assets	$18,450	$2,926	$15,524	$18,450	$1,012	$17,438
Intangible market lease liabilities	$1,902	$127	$1,775	$1,902	$53	$1,849
The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place lease assets, amortization and accretion of above- and below-market lease assets and liabilities, net and the accretion of above-market ground leases, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Amortization of in-place leases(1)	$868	$28	$1,737	$30
Amortization and (accretion) of above- and below-market leases, net(2)	56	(4)	111	(5)
Accretion of above-market ground leases(3)	(4)	—	(8)	—
_______________

(1)	Reflected within depreciation and amortization expense

(2)	Reflected within rental income

(3)	Reflected within property operating and maintenance expense

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

The following table provides the projected amortization expense and adjustments to revenues for the next five years:

(In thousands)	July 1, 2016 — December 31, 2016	2017	2018	2019	2020
In-place lease assets	$1,390	$2,362	$2,197	$2,022	$1,794
Total to be added to amortization expense	$1,390	$2,362	$2,197	$2,022	$1,794

Above-market lease assets	$177	$351	$318	$309	$301
Below-market lease liabilities	(66)	(132)	(132)	(131)	(127)
Total to be deducted from rental income	$111	$219	$186	$178	$174

Above-market ground lease liabilities	$8	$16	$16	$16	$16
Total to be deducted from property operating and maintenance expense	$8	$16	$16	$16	$16
Note 4 — Mortgage Note Payable
The following table reflects the Company's mortgage note payable as of June 30, 2016 and December 31, 2015:

	Encumbered Properties	Outstanding Loan Amount as of		Effective Interest Rate	Interest Rate
Portfolio		June 30, 2016	December 31, 2015			Maturity
		(In thousands)	(In thousands)
Philip Professional Center — Lawrenceville, GA	2	$5,045	$5,093	4.0%	Fixed	Oct. 2019
Deferred financing costs, net of accumulated amortization		(93)	(108)
Mortgage notes payable, net of deferred financing costs		$4,952	$4,985
As of June 30, 2016, the Company had pledged $9.0 million in real estate as collateral for the mortgage note payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage note payable on the property. The Company makes payments of principal and interest on its mortgage note payable on a monthly basis.
The following table summarizes the scheduled aggregate principal payments on the Company's mortgage note payable for the five years subsequent to June 30, 2016:

(In thousands)	Future Principal Payments
July 1, 2016 — December 31, 2016	$48
2017	100
2018	104
2019	4,793
2020	—
Thereafter	—
Total	$5,045
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
June 30, 2016
(Unaudited)

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

		Carrying Amount(1) at	Fair Value at	Carrying Amount (1) at	Fair Value at
(In thousands)	Level	June 30, 2016	June 30, 2016	December 31, 2015	December 31, 2015
Mortgage note payable and premium, net	3	$5,179	$5,170	$5,248	$5,181
_______________

(1)	Carrying value includes gross mortgage note payable of $5.0 million and $5.1 million and mortgage premium, net of $0.1 million and $0.2 million as of June 30, 2016 and December 31, 2015, respectively.
The fair value of the mortgage note payable is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements.
Note 6 — Common Stock
The Company had 6.9 million and 6.8 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, as of June 30, 2016 and December 31, 2015, respectively. The Company had received total gross proceeds of $169.3 million and $167.2 million as of June 30, 2016 and December 31, 2015, respectively.
The Company has paid distributions on a monthly basis to stockholders of record on a daily basis at a rate equal to $0.0042808219 per day, which is equivalent to $1.56 per annum, per share of common stock, beginning on March 15, 2015. In March 2016, the Company's board of directors ratified the existing distribution amount equivalent to $1.56 per annum, and, for the calendar year 2016, affirmed a change to the daily distribution payable to stockholders of record each day during the applicable period to $0.0042691257 per day per share of common stock to accurately reflect that 2016 is a leap year. Distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
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
June 30, 2016
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
Repurchases of shares of the Company's common stock, when requested, are at the sole discretion of the board of directors. Until the First SRP Amendment (described below), the Company limited the number of shares repurchased during any calendar year to 5% of the weighted average number of shares of common stock outstanding on December 31st of the previous calendar year. In addition, the Company was only authorized to repurchase shares in a given quarter up to the amount of proceeds received from its DRIP in that same quarter.
On January 25, 2016, the Company's board of directors approved and amended the SRP (the "First SRP Amendment") to supersede and replace the existing SRP. Under the SRP Amendment, repurchases of shares of the Company's common stock, when requested, are at the sole discretion of the board of directors and generally will be made semiannually (each six-month period ending June 30 or December 31, a “fiscal semester”). Repurchases for any fiscal semester will be limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year (the "Prior Year Outstanding Shares"), with a maximum for any fiscal year of 5.0% of the Prior Year Outstanding Shares. In addition, the Company is only authorized to repurchase shares in a given fiscal semester up to the amount of proceeds received from its DRIP in that same fiscal semester. If the NAV Pricing Date occurs during any fiscal semester, any repurchase requests received during such fiscal semester will be paid at the applicable NAV then in effect.
On June 29, 2016, the board of directors of the Company further amended the Company’s SRP (the "Second SRP Amendment") to provide, solely for calendar year 2016, for a nine-month repurchase period ending September 30, 2016 and a three-month repurchase period ending December 31, 2016, instead of two semi-annual periods ending June 30 and December 31. The annual limit on repurchases under the SRP remains unchanged and continues to be limited to a maximum of 5.0% of the Prior Year Outstanding Shares and is subject to the terms and limitations set forth in the SRP. Accordingly, the nine-month repurchase period ending September 30, 2016 will be limited to a maximum of 3.75% of the Prior Year Outstanding Shares and the three-month repurchase period ending December 31, 2016 will be limited to a maximum of 1.25% of the Prior Year Outstanding Shares, and in each case will continue to be subject to the terms and conditions set forth in the SRP, as amended. Following calendar year 2016, the repurchase periods will return to two semi-annual periods and applicable limitations set forth in the SRP. The Second SRP Amendment also provides, for calendar year 2016 only, that any amendments, suspensions or terminations of the SRP will become effective on the day following the Company’s public announcement of such amendments, suspension or termination. The Second SRP Amendment became effective on July 30, 2016 and will only apply to repurchase periods in calendar year 2016.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

When a stockholder requests a repurchase and the repurchase is approved, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. The following table reflects the number of shares repurchased cumulatively through June 30, 2016:

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2015(1)	1,021	$24.97
Six months ended June 30, 2016(2)	—	—
Cumulative repurchases as of June 30, 2016(2)	1,021	$24.97
_______________

(1)
Excludes rejected repurchases of 1,336 shares for approximately $33,000 at an average price per share of $24.95, which were unfulfilled as of December 31, 2015 and remain rejected as of June 30, 2016. There were no other rejected share repurchase requests for the period from April 24, 2014 (date of inception) to June 30, 2016.

(2)
Excludes 0.2 million shares that have been requested for repurchase and are not yet fulfilled as of June 30, 2016. These shares, and all additional shares requested prior to September 30, 2016 will be considered for repurchase, to the extent the requests are not withdrawn by September 30, 2016. All requested shares will be subject to the annual limitations set forth in the SRP.

The SRP will immediately terminate if the Company's shares are listed on any national securities exchange. In addition, our board of directors may amend, suspend (in whole or in part) or terminate the SRP at any time, with effect the day following announcement of the amendment, suspension or termination, during calendar year 2016, and thereafter upon 30 days’ prior written notice to our stockholders.
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased under the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the IPO. The board of directors may designate that certain cash or other distributions be excluded from reinvestment pursuant to the DRIP. On June 29, 2016, the board of directors of the Company amended the DRIP such that any amendment, suspension or termination of the DRIP will become effective immediately upon (i) the Company’s public announcement of such amendment, suspension or termination and (ii) the Company’s mailing of a notice regarding the amendment, suspension or termination to each DRIP participant. Shares issued under the DRIP are recorded to equity in the accompanying consolidated balance sheets in the period distributions are declared. During the six months ended June 30, 2016 and 2015, respectively, the Company issued approximately 87,000 and 9,000 shares of common stock pursuant to the DRIP, generating aggregate proceeds of $2.1 million and $0.2 million.
Note 7 — Related Party Transactions and Arrangements
As of June 30, 2016 and December 31, 2015, American Realty Capital Healthcare III Special Limited Partnership, LLC (the "Special Limited Partner"), an entity controlled by the Sponsor, owned 8,888 shares of the Company's outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. As of June 30, 2016 and December 31, 2015, the Company had $0.3 million, respectively, payable to related parties.
The Former Dealer Manager served as the dealer manager of the IPO. SK Research, LLC ("SK Research") and American National Stock Transfer, LLC ("ANST"), both subsidiaries of the parent company of the Former Dealer Manager, provided other general professional services through December 2015 and January 2016, respectively. RCS Capital Corporation ("RCAP"), the parent company of the Former Dealer Manager and certain of its affiliates that provided us with services, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global, the parent of the Company's sponsor. In May 2016, RCAP and its affiliated debtors emerged from bankruptcy under the new name Aretec Group, Inc.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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

	Three Months Ended June 30,		Six Months Ended June 30,		Payable as of
(In thousands)	2016	2015	2016	2015	June 30, 2016	December 31, 2015
Total commissions and fees incurred from and due to the Former Dealer Manager	$—	$6,065	$—	$7,279	$—	$—
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

	Three Months Ended June 30,		Six Months Ended June 30,		Payable as of
(In thousands)	2016	2015	2016	2015	June 30, 2016	December 31, 2015
Fees and expense reimbursements incurred from and due to the Advisor and its affiliates	$—	$17	$—	$61	$—	$12
Fees and expense reimbursements incurred from and due to the Former Dealer Manager and its affiliates	—	495	—	817	228	228
Fees and expense reimbursements incurred from and due to the Sponsor	—	—	—	—	—	—
Total fees and expense reimbursements incurred from and due to the Advisor, Sponsor and Former Dealer Manager and their affiliates	$—	$512	$—	$878	$228	$240
The Company is responsible for offering and related costs from the IPO, excluding selling commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs, excluding selling commissions and dealer manager fees, in excess of the 2.0% cap as of the end of the IPO are the Advisor's responsibility. As of June 30, 2016, offering and related costs, excluding commissions and dealer manager fees, exceeded 2.0% of gross proceeds received from the IPO by $3.8 million.
After the general escrow break, the Advisor caps cumulative offering costs for the IPO, including selling commissions and dealer manager fees, incurred by the Company, net of unpaid amounts, to 15.0% of gross common stock proceeds during the offering period of the IPO. As of June 30, 2016, cumulative offering costs were $21.4 million. As of June 30, 2016, cumulative offering costs, net of unpaid amounts, were less than 15.0% of gross common stock proceeds.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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
When and if approved by the board of directors, the Class B Units are expected to be issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. The number of Class B Units issued in any quarter is an amount equal to: (i) the excess of (A) the product of (y) 0.1875% multiplied by (z) the cost of the Company's assets (until the NAV Pricing Date, then the lower of the cost of assets and the fair value of the Company’s assets) over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the IPO price minus the selling commissions and dealer manager fees). The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. The Advisor will receive distributions on unvested Class B Units equal to the distribution received on the Company's common stock. Such distributions on issued Class B Units will be expensed in the consolidated statements of operations and comprehensive loss until the performance condition is considered probable to occur. During the three and six months ended June 30, 2016, the Company's board of directors approved the issuance of 9,197 and 19,532 Class B Units, respectively, to the Advisor in connection with this arrangement. During the three and six months ended June 30, 2015, the Company's board of directors approved the issuance of 139 Class B Units to the Advisor in connection with this arrangement. As of June 30, 2016, the Company's board of directors had approved the issuance of 26,786 Class B Units to the Advisor in connection with this arrangement.
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
June 30, 2016
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
The following table details amounts incurred, forgiven and payable in connection with the Company's operations-related services described above as of and for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015		Payable as of
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	June 30, 2016	December 31, 2015
One-time fees and reimbursements:
Acquisition fees	$—	$—	$212	$—	$—	$—	$236	$—	$—	$—
Acquisition cost reimbursements	—	—	71	—	—	—	79	—	—	—
Ongoing fees and reimbursements:
Property management fees	39	—	—	3	79	—	—	3	—	4
Professional fees and reimbursements	91	—	131	—	158	—	196	—	43	43
Distributions on Class B units	9	—	—	—	13	—	—	—	—	1
Total related party operating fees and reimbursements	$139	$—	$414	$3	$250	$—	$511	$3	$43	$48
The Company reimburses the Advisor's costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt, impairments or other similar non-cash expenses and excluding any gain from the sale of assets for that period (the "2%/25% Limitation"), unless the Company's independent directors determine that such excess was justified based on unusual and nonrecurring factors which they deem sufficient, in which case the excess amount may be reimbursed to the Advisor in subsequent periods. Additionally, the Company will reimburse the Advisor for personnel costs in connection with other services during the operational stage; however, the Company may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees, acquisition expense reimbursements or real estate commissions or for persons serving as executive officers of the Company. No reimbursement was incurred from the Advisor for providing such services during the three and six months ended June 30, 2016 or 2015. For the four preceding fiscal quarters, the Company's operating expenses exceeded the 2%/25% Limitation by $0.1 million. The Company's board of directors concluded that the expenses in excess of the 2%/25% Limitation were due to unusual and non-recurring factors caused by the Company's limited operating history and were, therefore, justified. No reimbursement of operating expenses in excess of the 2%/25% Limitation was made by the Advisor to the Company during the three and six months ended June 30, 2016 or 2015.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to waive certain fees. If the Advisor waives certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor in cash. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs. No expenses were absorbed by the Advisor during the three and six months ended June 30, 2016 or 2015.
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

The Company was also party to a transfer agency agreement with ANST, a subsidiary of the parent company of the Former Dealer Manager, pursuant to which ANST provided the Company with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by DST Systems, Inc., a third-party transfer agent ("DST"). AR Global received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. On February 26, 2016, the Company entered into a definitive agreement with DST to provide the Company directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services).
Fees and Participations Paid in Connection with a Listing or the Liquidation of the Company's Real Estate Assets
The Company will pay the Advisor an annual subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholder's capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year. This fee will be payable only upon the sale of assets, distributions or other event which results in the return on stockholder's capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the three and six months ended June 30, 2016 or 2015.
The Company will pay the Advisor a real estate commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and agents and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission. Real estate commissions will only be payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the three and six months ended June 30, 2016 or 2015.
The Company will pay the Special Limited Partner a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in the net sales proceeds unless investors have received a return of their capital plus a return equal to a 6.0% cumulative non-compounded annual return on their capital contributions. No participation in net sales proceeds was incurred during the three and six months ended June 30, 2016 or 2015.
If the Company's shares of common stock are listed on a national securities exchange, the Special Limited Partner will receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the Company's market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Company cannot assure that it will provide this 6.0% annual return but the Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such distribution was incurred during the three and six months ended June 30, 2016 or 2015. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in the net sales proceeds and the subordinated listing distribution.
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
June 30, 2016
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

	Number of Common Shares	Weighted-Average Issue Price
Unvested, December 31, 2015	4,799	$22.50
Granted	—	—
Vested	(533)	22.50
Forfeitures	—	—
Unvested, June 30, 2016	4,266	$22.50
As of June 30, 2016, the Company had $0.1 million of unrecognized compensation cost related to unvested restricted share award grants under the Company's RSP. That cost is expected to be recognized over a weighted average period of 3.5 years. The fair value of the restricted shares is being expensed on a straight-line basis over the service period of five years. Compensation expense related to restricted shares was approximately $6,000 and $12,000 for the three and six months ended June 30, 2016, respectively. Compensation expense related to restricted shares was approximately $3,000 and $6,000 for the three and six months ended June 30, 2015, respectively. Compensation expense related to restricted shares is recorded as general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss.
Note 10 — Non-Controlling Interests
The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP ("OP Units"). As of June 30, 2016 and December 31, 2015, the Advisor held 90 OP Units, which represents a nominal percentage of the aggregate OP ownership.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

A holder of limited partner interests has the right to convert OP Units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the holders of limited partner interests in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets. No distributions were paid to OP Unit holders during the three and six months ended June 30, 2016 or 2015.
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
The following table summarizes the activity related to investment arrangements with the unaffiliated third party. No distributions were made related to these investment arrangements during the three and six months ended June 30, 2016 or 2015.

				As of June 30, 2016		As of December 31, 2015
Property Name (Dollar amounts in thousands)	Investment Date	Third Party Net Investment Amount as of June 30, 2016	Non-Controlling Ownership Percentage as of June 30, 2016	Net Real Estate Assets Subject to Investment Arrangement	Mortgage Notes Payable Subject to Investment Arrangement	Net Real Estate Assets Subject to Investment Arrangement	Mortgage Notes Payable Subject to Investment Arrangement
UnityPoint Clinic - Muscatine, IA	Dec. 2015	$294	5%	$5,907	$—	$6,024	$—
UnityPoint Clinic - Moline, IL	Dec. 2015	187	5%	3,768	—	3,846	$—
Note 11 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss attributable to stockholders (in thousands)	$(20)	$(601)	$(105)	$(920)
Basic and diluted weighted average shares outstanding	6,857,978	2,047,581	6,831,842	1,111,122
Basic and diluted net loss per share	$(0.01)	$(0.29)	$(0.02)	$(0.83)
The Company had the following potentially dilutive securities as of June 30, 2016 and 2015, which were excluded from the calculation of diluted loss per share attributable to stockholders as their effect would have been antidilutive:

	June 30,
	2016	2015
Unvested restricted shares	4,266	2,666
OP Units	90	90
Class B Units	26,786	139
Total potentially dilutive securities	31,142	2,895

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Note 12 — Segment Reporting
During the three and six months ended June 30, 2016, the Company operated in three reportable business segments for management and internal financial reporting purposes: medical office buildings, triple-net leased healthcare facilities and seniors housing — operating properties. During the three and six months ended June 30, 2015, the Company did not own any triple-net leased healthcare facilities and seniors housing — operating properties and, therefore, operated in one reportable business segment.
The Company evaluates performance and makes resource allocations based on its three business segments. The medical office building segment primarily consists of MOBs leased to healthcare-related tenants under long-term leases, which may require such tenants to pay a pro rata share of property-related expenses. The triple-net leased healthcare facilities segment primarily consists of investments in seniors housing communities, hospitals, inpatient rehabilitation facilities and skilled nursing facilities under long-term leases, under which tenants are generally responsible to directly pay property-related expenses. The SHOP segment consists of direct investments in seniors housing communities, primarily providing assisted living, independent living and memory care services, which the Company operates through engaging independent third-party managers. There were no intersegment sales or transfers during the periods presented.
The Company evaluates the performance of the combined properties in each segment based on net operating income ("NOI"). NOI is defined as total revenues, excluding contingent purchase price consideration, less property operating and maintenance expenses. The Company uses NOI to assess and compare property level performance and to make decisions concerning the operation of the properties. The Company believes that NOI is useful as a performance measure because, when compared across periods, NOI reflectes the impact on operations from trends in occupancy rates, rental rates, operating expenses and acquisition activity on an unleveraged basis, providing perspective not immediately apparent from net income (loss).
NOI excludes certain components from net income (loss) in order to provide results that are more closely related to a property's results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. NOI presented by the Company may not be comparable to NOI reported by other REITs that define NOI differently. The Company believes that in order to facilitate a clear understanding of the Company's operating results, NOI should be examined in conjunction with net income (loss) as presented in the Company's consolidated financial statements. NOI should not be considered as an alternative to net income (loss) as an indication of the Company's performance or to cash flows as a measure of the Company's liquidity or ability to make distributions.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

The following tables reconcile the segment activity to consolidated net loss for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016				Six Months Ended June 30, 2016
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated
Revenues:
Rental income	$2,173	$104	$—	$2,277	$4,336	$209	$—	$4,545
Operating expense reimbursements	625	—	—	625	1,251	—	—	1,251
Resident services and fee income	—	—	709	709	—	—	1,407	1,407
Total revenues	2,798	104	709	3,611	5,587	209	1,407	7,203
Property operating and maintenance	808	—	476	1,284	1,595	—	946	2,541
NOI	$1,990	$104	$233	2,327	$3,992	$209	$461	4,662
Operating fees to related party				(39)				(79)
Acquisition and transaction related				(103)				(133)
General and administrative				(545)				(1,221)
Depreciation and amortization				(1,581)				(3,158)
Interest expense				(47)				(95)
Interest and other income				1				1
Income tax expense				(28)				(73)
Net income attributable to non-controlling interests				(5)				(9)
Net loss attributable to stockholders				$(20)				$(105)

	Three Months Ended June 30, 2015				Six Months Ended June 30, 2015
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated
Revenues:
Rental income	$161	$—	$—	$161	$170	$—	$—	$170
Operating expense reimbursements	31	—	—	31	33	—	—	33
Resident services and fee income	—	—	—	—	—	—	—	—
Total revenues	192	—	—	192	203	—	—	203
Property operating and maintenance	34	—	—	34	36	—	—	36
NOI	$158	$—	$—	158	$167	$—	$—	167
Acquisition and transaction related				(425)				(473)
General and administrative				(259)				(535)
Depreciation and amortization				(75)				(79)
Net loss attributable to stockholders				$(601)				$(920)

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

The following table reconciles the segment activity to consolidated total assets as of the periods presented:

	June 30,	December 31,
(In thousands)	2016	2015
ASSETS
Investments in real estate, net:
Medical office buildings	$109,527	$112,093
Triple-net leased healthcare facilities	4,637	4,720
Seniors housing — operating properties	10,530	11,173
Total investments in real estate, net	124,694	127,986
Cash	16,760	16,808
Restricted cash	88	62
Straight-line rent receivable	420	153
Prepaid expenses and other assets	672	735
Deferred costs, net	10	—
Total assets	$142,644	$145,744
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

(In thousands)	Future Minimum Base Rental Payments
July 1, 2016 — December 31, 2016	$52
2017	104
2018	105
2019	106
2020	109
Thereafter	3,440
Total	$3,916
Total rental expense from the Company's operating leases was approximately $34,000 and $67,000 during the three and six months ended June 30, 2016, respectively. The Company did not own any real estate investments with operating lease agreements and did not have any related expense during the three and six months ended June 30, 2015.
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Note 14 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements.

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
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We have announced that our board of directors has established a special committee (the "Special Committee") comprised of the board's independent directors to respond to the receipt of an unsolicited proposal (the “Proposal”) from an entity (the “Proposing Entity”) sponsored by an affiliate of American Realty Capital VII, LLC, the Company’s sponsor (the “Sponsor”), relating to a potential strategic transaction with the Proposing Entity (the “Proposed Transaction”). The Company’s board of directors has not made a decision to enter into any transaction at this time, and there can be no assurance that the discussions and evaluation will result in a definitive agreement or that any such transaction would be approved by the Company’s stockholders.

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
On February 11, 2015, we received and accepted aggregate subscriptions in excess of the minimum offering amount for the IPO of $2.0 million in shares of common stock, broke general escrow and issued shares to our initial investors, who were admitted as stockholders. As of June 30, 2016, we had 6.9 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO of $169.3 million. Until the NAV pricing date (as described below) the per share purchase price of shares issued under the DRIP will be equal to $23.75 per share, which is equal to 95% of the offering price in our IPO, which has been suspended. Beginning with the NAV pricing date, the per share price for shares under the DRIP will vary periodically and will be equal to our NAV. The NAV pricing date means the date we first publish an estimated per share NAV, which will be on or prior to July 11, 2017, which is 150 days following the second anniversary of the date that we broke escrow in our IPO.

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
On April 29, 2016, our board of directors announced that it had initiated a strategic review process (the "Strategic Review") to identify, examine, and consider a range of strategic alternatives available to us with the objective of maximizing shareholder value. The board of directors has established the Special Committee comprised of the board's independent directors, which is conducting the Strategic Review and is addressing potential conflicts of interest. The Special Committee has engaged SunTrust Robinson Humphrey, Inc. as financial advisor and retained Shapiro Sher Guinot and Sandler, P.A. as special legal counsel in connection with the Strategic Review.
On June 30, 2016, we announced that in response to the receipt of the Proposal from the Proposing Entity relating to the Proposed Transaction, the Special Committee and its financial advisor had engaged in discussions with a special committee formed by the Proposing Entity (and its financial advisor) and with others. Although these discussions have progressed since the receipt of the Proposal, they have not resulted in a definitive agreement with any party. Our board of directors has not made a decision to enter into any transaction at this time, and there can be no assurance that the discussions and evaluation will result in a definitive agreement or that any such transaction would be approved by our stockholders. We do not intend to provide updates on the discussions or negotiations regarding the Proposal unless or until it determines that further disclosure is appropriate or required based on the then-current facts and circumstances.
We were formed to primarily acquire a diversified portfolio of healthcare-related assets including medical office buildings ("MOB"), seniors housing communities and other healthcare-related facilities for investment purposes. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced real estate operations in March 2015. As of June 30, 2016, we owned 19 properties consisting of 467,932 rentable square feet. As of June 30, 2016, we had only $16.8 million in cash on hand. While we may use a portion of cash on hand to consummate additional acquisitions, we generally expect to use cash on hand to fund distributions or for working capital needs.
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

In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendment requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB added that, for line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption was permitted for financial statements that have not previously been issued. We have elected to adopt this guidance effective January 1, 2016. The adoption of this revised guidance resulted in the reclassification of $0.1 million of deferred financing costs related to our mortgage note payable from deferred costs, net to mortgage note payable, net of deferred financing costs in our consolidated balance sheets as of June 30, 2016 and December 31, 2015.
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
In March 2016, the FASB issued an update that changes the accounting for certain aspects of share-based compensation. Among other things, the revised guidance allows companies to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The revised guidance is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted. We have adopted the provisions of this guidance beginning January 1, 2016 and determined that there is no impact to our consolidated financial position, results of operations and cash flows. Our policy is to account for forfeitures as they occur.

Properties
The following table presents certain additional information about the properties we owned as of June 30, 2016:

Property/Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy	Remaining Lease Term	Base Purchase Price (1)
						(In thousands)
Medical Office Buildings:
DaVita Bay Breeze — Largo, FL	Mar. 2015	1	7,247	100.0%	11.0	$1,650
RAI Clearwater — Clearwater, FL	Apr. 2015	1	14,936	100.0%	8.4	4,750
DaVita Hudson — Hudson, FL	May 2015	1	8,984	100.0%	8.2	2,725
Rockwall Medical Plaza — Rockwall, TX	Jun. 2015	1	18,176	100.0%	3.7	6,639
Decatur Medical Office Building — Decatur, GA	Jul. 2015	1	20,800	100.0%	6.4	5,100
Buckeye Health Center — Cleveland, OH	Aug. 2015	1	25,070	100.0%	3.8	5,550
Philip Professional Center — Lawrenceville, GA	Aug. 2015	2	31,483	93.9%	12.1	9,000
Illinois CancerCare Clinic — Galesburg, IL	Aug. 2015	1	9,211	100.0%	8.2	3,400
Galesburg VA Outpatient Clinic — Galesburg, IL	Aug. 2015	1	9,979	100.0%	7.1	2,630
Woodlake Office Center — Woodbury, MN	Sep. 2015	1	36,375	100.0%	6.3	14,900
Greenfield Medical Center — Gilbert, AZ	Oct. 2015	1	28,489	100.0%	3.8	7,000
Lee Memorial Health System Outpatient Center — Ft. Meyers, FL	Oct. 2015	1	24,174	100.0%	2.2	5,275
Beaumont Medical Center — Warren, MI	Dec. 2015	1	35,219	95.2%	5.5	13,650
Madison Medical Plaza — Joliet, IL	Dec. 2015	1	70,023	89.4%	5.1	19,500
UnityPoint Clinic — Muscatine, IA	Dec. 2015	1	21,767	100.0%	8.8	5,887
UnityPoint Clinic — Moline, IL	Dec. 2015	1	14,640	100.0%	7.5	3,767
Total Medical Office Buildings:		17	376,573	97.1%	6.4	111,423
Triple-Net Leased Healthcare Facility(2):
Arcadian Cove Assisted Living — Richmond, KY	Aug. 2015	1	34,659	100.0%	14.2	4,775
Seniors Housing — Operating Property:
Cedarhurst of Collinsville — Collinsville, IL	Aug. 2015	1	56,700	98.5%	N/A	11,600
Portfolio, June 30, 2016		19	467,932			$127,798
_______________

(1)	Contract purchase price, excluding acquisition related costs.

(2)
Revenues for our triple-net leased healthcare facility generally consist of fixed rental amounts (subject to annual contractual escalations) received from our tenants in accordance with the applicable lease terms and do not vary based on the underlying operating performance of the property. As of June 30, 2016, the property leased to our seniors housing — triple net leased tenant had operating occupancy of approximately 98.0%. While operating occupancy rates may affect the profitability of our tenants’ operations, they do not have a direct impact on our revenues or financial results. Operating occupancy statistics for our triple-net leased healthcare facility are compiled through reports from tenants and have not been independently validated by us.

N/A	Not applicable
Results of Operations
Comparison of the Three Months Ended June 30, 2016 to the Three Months Ended June 30, 2015
On April 1, 2015, we owned one property (our "Same Store" property). We acquired 18 properties from April 1, 2015 through June 30, 2016 (our "Acquisitions"). Accordingly, our results of operations for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 reflect significant increases in most categories primarily due to our acquisitions. Net loss attributable to stockholders was approximately $20,000 and $0.6 million for the three months ended June 30, 2016 and 2015, respectively.
Rental Income
Rental income increased $2.1 million to $2.3 million for the three months ended June 30, 2016 from $0.2 million for the three months ended June 30, 2015. The increase in rental income is a result of our acquisition of 16 MOBs and one triple-net leased healthcare facility with annualized rental income on a straight-line basis of $9.2 million between April 1, 2015 and June 30, 2016. As of June 30, 2015, we owned four MOBs with annualized straight-line rental income of $1.1 million.

Operating Expense Reimbursements
Operating expense reimbursements were $0.6 million for the three months ended June 30, 2016 compared to approximately $31,000 for the three months ended June 30, 2015. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of reimbursable property operating expenses, which may be subject to exclusions and expense floors, in addition to base rent, whereas under certain other lease agreements, the tenants are generally directly responsible for all operating costs of the respective properties. The increase in operating expense reimbursements was primarily related to our Acquisitions.
Resident Services and Fee Income
Resident services and fee income of $0.7 million for the three months ended June 30, 2016 relates to rent and services offered to residents in our SHOP depending on the level of care required, as well as fees associated with other ancillary services. We did not own any SHOPs and therefore did not have any resident services and fee income during the three months ended June 30, 2015.
Property Operating and Maintenance Expenses
Property operating and maintenance expenses were $1.3 million for the three months ended June 30, 2016 compared to approximately $34,000 for the three months ended June 30, 2015. These costs primarily relate to the costs associated with our properties, including real estate taxes, property insurance, utilities, repairs, maintenance and unaffiliated third party property management fees, as well as costs relating to caring for the residents of our SHOP. The increase in property operating and maintenance expenses was primarily due to our Acquisitions.
Operating Fees to Related Party
Our Property Manager is paid a fee for property management services for managing our properties on a day-to-day basis. We incurred approximately $39,000 in property management fees from our Property Manager for the three months ended June 30, 2016. Property management fees will increase in direct correlation with gross revenues. The Property Manager elected to waive all property management fees during the three months ended June 30, 2015. For the three months ended June 30, 2015, we would have incurred property management fees of approximately $3,000 had these fees not been waived.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses of $0.1 million for the three months ended June 30, 2016 primarily related to costs associated with the Strategic Review. Acquisition and transaction related expenses of $0.4 million for the three months ended June 30, 2015 directly related to our acquisition of three properties. Acquisition and transaction related expenses generally increase or decrease in direct correlation with the number and contract purchase price of the properties acquired during the period and the level of activity surrounding any contemplated transaction.
General and Administrative Expenses
General and administrative expenses increased $0.2 million to $0.5 million for the three months ended June 30, 2016 from $0.3 million for the three months ended June 30, 2015. Professional fees and board of director costs increased $0.3 million in order to support our larger real estate portfolio.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $1.5 million to $1.6 million for the three months ended June 30, 2016 from $0.1 million for the three months ended June 30, 2015. The increase in depreciation and amortization expense was directly related to our Acquisitions. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and liabilities and depreciated or amortized over their estimated useful lives.
Interest Expense
Interest expense of approximately $47,000 for the three months ended June 30, 2016 related to our mortgage note payable balance of $5.0 million as of June 30, 2016. We did not have any debt and therefore did not have interest expense during the three months ended June 30, 2015.
Interest and Other Income
Interest and other income of approximately $1,000 for the three months ended June 30, 2016 related to interest income on cash balances and other miscellaneous income. We did not have any interest and other income during the three months ended June 30, 2015.

Income Tax Expense
Income tax expense of $28,000 for the three months ended June 30, 2016 primarily related to our acquisition of a SHOP using a structure permitted by RIDEA, under which a REIT may lease qualified healthcare properties on an arm's length basis to a taxable REIT subsidiary ("TRS") if the property is operated on behalf of such subsidiary by an eligible third-party independent contractor. We did not own any SHOPs as of June 30, 2015 and therefore had no income tax expense during the three months ended June 30, 2015.
Comparison of the Six Months Ended June 30, 2016 to the Six Months Ended June 30, 2015
We were incorporated on April 24, 2014. We purchased our first property and commenced our real estate operations in March 2015. We acquired 19 properties from January 1, 2015 through June 30, 2016 (our "Acquisitions"). Accordingly, our results of operations for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 reflect significant increases in most categories.
Rental Income
Rental income increased $4.3 million to $4.5 million for the six months ended June 30, 2016 from $0.2 million for the six months ended June 30, 2015. The increase in rental income is a result of our acquisition of 17 MOBs and one triple-net leased healthcare facility with annualized rental income on a straight-line basis of $9.3 million. As of June 30, 2015, we owned four MOBs with annualized straight-line rental income of $1.1 million.
Operating Expense Reimbursements
Operating expense reimbursements were $1.3 million for the six months ended June 30, 2016, compared to approximately $33,000 for the six months ended June 30, 2015. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of reimbursable property operating expenses, which may be subject to exclusions and expense floors, in addition to base rent, whereas under certain other lease agreements, the tenants are generally directly responsible for all operating costs of the respective properties. The increase in operating expense reimbursements was primarily related to our Acquisitions.
Resident Services and Fee Income
Resident services and fee income of $1.4 million for the six months ended June 30, 2016 related to rent and services offered to residents in our SHOP depending on the level of care required, as well as fees associated with other ancillary services. We did not own any SHOPs and therefore did not have any resident services and fee income during the six months ended June 30, 2015.
Property Operating and Maintenance Expenses
Property operating and maintenance expenses were $2.5 million for the six months ended June 30, 2016, compared to approximately $36,000 for the six months ended June 30, 2015. These costs primarily related to the costs associated with our properties, including real estate taxes, property insurance, utilities, repairs, maintenance and unaffiliated third party property management fees, as well as costs related to caring for residents of our SHOP.
Operating Fees to Related Party
Our Property Manager is paid a fee for property management services for managing our properties on a day-to-day basis. We incurred approximately $0.1 million in property management fees from our Property Manager for the six months ended June 30, 2016. Property management fees will increase in direct correlation with gross revenues. The Property Manager elected to waive all property management fees during the six months ended June 30, 2015. For the six months ended June 30, 2015, we would have incurred property management fees of approximately $3,000 had these fees not been waived.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses of $0.1 million for the six months ended June 30, 2016 primarily related to costs associated with the Strategic Review and audit fees and other costs associated with acquisitions consummated during the year ended December 31, 2015. Acquisition and transaction related expenses of $0.5 million for the six months ended June 30, 2015 related to our acquisition of four properties with a contract purchase price of $15.8 million. Acquisition and transaction related expenses generally increase or decrease in direct correlation with the number and contract purchase price of the properties acquired during the period and the level of activity surrounding any contemplated transaction.
General and Administrative Expenses
General and administrative expenses increased $0.7 million to $1.2 million for the six months ended June 30, 2016, including $0.2 million reimbursed to or incurred from related parties, from $0.5 million, including $0.2 million reimbursed to or incurred from related parties, for the six months ended June 30, 2015. Professional fees and board of director costs increased in order to support our larger real estate portfolio. We owned four properties and therefore had nominal general and administrative expenses during the six months ended June 30, 2015.

Depreciation and Amortization Expense
Depreciation and amortization expense increased $3.1 million to $3.2 million for the six months ended June 30, 2016 from $0.1 million for the six months ended June 30, 2015. The increase in depreciation and amortization expense related to our Acquisitions. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and liabilities and depreciated or amortized over their estimated useful lives.
Interest Expense
Interest expense of $0.1 million for the six months ended June 30, 2016 related to our mortgage note payable balance of $5.0 million as of June 30, 2016. We did not have any debt and therefore did not have interest expense during the six months ended June 30, 2015.
Interest and Other Income
Interest income of approximately $1,000 for the six months ended June 30, 2016 related to interest income on cash balances and other miscellaneous income. We did not have any interest and other income during the six months ended June 30, 2015.
Income Tax Expense
Income tax expense of $0.1 million for the six months ended June 30, 2016 primarily related to our acquisition of a SHOP using a structure permitted by RIDEA, under which a REIT may lease qualified healthcare properties on an arm's length basis to a taxable REIT subsidiary ("TRS") if the property is operated on behalf of such subsidiary by an eligible third-party independent contractor. We did not own any SHOPs as of June 30, 2015 and therefore had no income tax expense during the six months ended June 30, 2015.
Cash Flows for the Six Months Ended June 30, 2016
During the six months ended June 30, 2016, net cash provided by operating activities was $3.6 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses. Cash inflows related to a net loss adjusted for non-cash items of $3.2 million (net loss of $0.1 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets, amortization of deferred financing costs, amortization of mortgage premiums and equity-based compensation of $3.3 million), decrease in prepaid expenses and other assets of $0.1 million due to rent receivables and prepaid expenses, increase in accounts payable and accrued expenses of $0.4 million related to professional fees, real estate taxes and property operating expenses for our MOBs and SHOP and a $0.2 million increase in deferred rent. These cash inflows were partially offset by an increase in unbilled rent receivables recorded in accordance with straight-line basis accounting of $0.3 million and an increase in restricted cash of approximately $26,000.
The net cash used in investing activities during the six months ended June 30, 2016 of $0.1 million related to capital expenditures.
Net cash used in financing activities of $3.5 million during the six months ended June 30, 2016 consisted primarily of distributions to stockholders of $3.3 million, payments of offering costs of $0.2 million and principal payments made on mortgage notes payable of approximately $48,000.
Cash flows for the Six Months Ended June 30, 2015
During the six months ended June 30, 2015, net cash used in operating activities was $0.7 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity as well as scheduled rent payments and the level of operating expenses. Cash flows used in operating activities during the six months ended June 30, 2015 included $0.5 million of acquisition and transaction related costs. Cash outflows related to a net loss adjusted for non-cash items of $0.8 million (net loss of $0.9 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets and share based compensation of $0.1 million) and an increase in prepaid expenses and other assets of $0.1 million due to rent receivables and other receivables. These cash outflows were partially offset by an increase in accounts payable and accrued expenses of $0.2 million related to professional fees and real estate taxes.
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

Liquidity and Capital Resources
Our principal demands for cash will be for improvement costs for our properties, the payment of our operating and administrative expenses, distributions to our stockholders and share repurchases. We generally expect to use our remaining net proceeds from our IPO for these purposes, but we may also use a portion of these proceeds to fund additional acquisitions. As of June 30, 2016, we have primarily funded our acquisitions from the net proceeds of our IPO with a limited use of mortgage debt and have not utilized any corporate lines of credit. To the extent that we make additional acquisitions, we intend to acquire our assets with cash and mortgage or other debt, but we also may acquire assets free and clear of permanent mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in OP Units, or any mix thereof.
As of June 30, 2016, we had cash of $16.8 million and expect to fund our liquidity requirements over the next 12 months through a combination of cash on hand and operating cash flows.
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
We may borrow if we need funds to satisfy the REIT tax qualification requirement that we generally distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP, determined without regard to the deduction for dividends paid and excluding net capital gain). We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT. Under our charter, the maximum amount of our total indebtedness may not exceed 300% of our total "net assets" (as defined by the North American Securities Administrators Association Statement of Policy Regarding Real Estate Investment Trusts (the "NASAA REIT Guidelines")) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments. However, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. In addition, it is currently our intention to limit our aggregate borrowings to 45% of the aggregate fair market value of our assets, unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, calculated after the close of our IPO and once we have invested substantially all the proceeds of our IPO, will not apply to individual real estate assets or investments. As of June 30, 2016, our secured debt leverage ratio (total secured debt divided by total assets) was approximately 3.5% and we did not have any unsecured borrowings. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits.
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

Our board of directors has adopted a Share Repurchase Program (as amended, the "SRP") that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash. There are limits on the number of shares we may repurchase under this program during any calendar year. We are only authorized to repurchase shares using the proceeds secured from the DRIP in any given period. The following table reflects the number of shares repurchased cumulatively through June 30, 2016:

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2015(1)	1,021	$24.97
Six months ended June 30, 2016(2)	—	—
Cumulative repurchases as of June 30, 2016(2)	1,021	$24.97
_______________

(1)
Excludes rejected repurchases of 1,336 shares for approximately $33,000 at an average price per share of $24.95, which were unfulfilled as of December 31, 2015 and remain rejected as of June 30, 2016. There were no other rejected share repurchase requests for the period from April 24, 2014 (date of inception) to June 30, 2016.

(2)
Excludes 0.2 million shares that have been requested for repurchase and are not yet fulfilled as of June 30, 2016. These shares, and all additional shares requested prior to September 30, 2016 will be considered for repurchase, to the extent the requests are not withdrawn by September 30, 2016. All requested shares will be subject to the annual limitations set forth in the SRP.

Acquisitions
As of July 31, 2016, we owned 19 properties with a contract price of $127.8 million. In accordance with the terms of the investment opportunity allocation agreement we have entered into with Healthcare Trust, Inc., we have been provisionally allocated MOB assets identified by our Advisor and its affiliates with an expected aggregate contract price of $0.5 million that are under contract or under executed letters of intent. Pursuant to the terms of the purchase and sale agreements and letters of intent, the obligation to close upon these acquisitions is subject to certain conditions customary to closing, including the successful completion of due diligence and fully negotiated binding agreements. There can be no assurance that we will complete these acquisitions. We intend to fund remaining acquisitions, if any, with proceeds raised from our IPO.
Non-GAAP Financial Measures
This section includes non-GAAP financial measures including Funds from Operations and Modified Funds from Operations. A description of these non-GAAP financial measures and reconciliations to the most directly comparable GAAP measure, which is net income, is provided below:
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
We define MFFO, a non-GAAP measure, consistent with the IPA's Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the "Practice Guideline") issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for acquisition and transaction related fees and expenses and other items. In calculating MFFO, we follow the Practice Guideline and exclude acquisition and transaction-related fees and expenses (which includes costs associated with the Strategic Review), amortization of above and below and other market intangible lease assets and liabilities, amounts relating to straight line rents (in order to adjust lease and rental payments from a GAAP accrual basis to a cash basis), accretion of discounts and amortization of premiums on debt investments and adjustments for unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis.
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

	Three Months Ended		Six Months Ended
(In thousands)	March 31, 2016	June 30, 2016	June 30, 2016
Net loss attributable to stockholders (in accordance with GAAP)	$(85)	$(20)	$(105)
Depreciation and amortization	1,577	1,577	3,154
Adjustments for non-controlling interests(1)	(5)	(5)	(10)
FFO attributable to stockholders	1,487	1,552	3,039
Acquisition and transaction related	30	103	133
Amortization of market lease and other intangibles	51	51	102
Straight-line rent	(129)	(122)	(251)
Amortization of mortgage premium	(11)	(10)	(21)
Adjustments for non-controlling interests(1)	1	1	2
MFFO attributable to stockholders	$1,429	$1,575	$3,004
_______________

(1)	Represents the portion of the adjustments allocable to non-controlling interests.
Distributions
On January 29, 2015, our board of directors authorized, and we declared, distributions payable to stockholders of record each day during the applicable period equal to $0.0042808219 per day, which is equivalent to $1.56 per annum, per share of common stock, beginning March 15, 2015. In March 2016, our board of directors ratified the existing distribution amount equivalent to $1.56 per annum, and, for the calendar year 2016, affirmed a change to the daily distribution payable to stockholders of record each day during the applicable period to $0.0042691257 per day per share of common stock to accurately reflect that 2016 is a leap year. Distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.
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
During the six months ended June 30, 2016, distributions paid to common stockholders totaled $5.3 million, including $2.1 million which was reinvested through our DRIP. During the six months ended June 30, 2016, cash used to pay distributions was generated from cash flows provided by operations, offering proceeds from issuance of common stock and proceeds received from common stock issued under the DRIP.

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

	Three Months Ended				Six Months Ended
	March 31, 2016		June 30, 2016		June 30, 2016
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:
Distributions to stockholders	$2,645		$2,689		$5,334

Source of distribution coverage:
Cash flows provided by operations	$—	—%	$656	24.4%	$656	12.3%
Offering proceeds from issuance of common stock	1,808	68.4%	800	29.8%	2,608	48.9%
Proceeds received from common stock issued under the DRIP	837	31.6%	1,233	45.8%	2,070	38.8%
Proceeds from financings	—	—%	—	—%	—	—%
Total source of distribution coverage	$2,645	100.0%	$2,689	100.0%	$5,334	100.0%

Cash flows provided by operations (in accordance with GAAP)	$1,834		$1,740		$3,574
Net loss attributable to stockholders (in accordance with GAAP)	$(85)		$(20)		$(105)
For the six months ended June 30, 2016, cash flows provided by operations were $3.6 million. As shown in the table above, we funded distributions with cash flows provided by operations, proceeds from our IPO and proceeds from our IPO which were reinvested in common stock issued under our DRIP. To the extent we pay distributions in excess of cash flows provided by operations, our stockholders' investment may be adversely impacted.
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

The following table compares cumulative distributions paid to cumulative net loss and cumulative cash flows provided by operations (in accordance with GAAP) for the period from April 24, 2014 (date of inception) through June 30, 2016:

For the Period from April 24, 2014 (date of inception) to
(In thousands)	June 30, 2016
Distributions to stockholders(1)	$9,636

Reconciliation of net loss:
Revenues	$11,346
Acquisition and transaction related	(4,880)
Depreciation and amortization	(4,895)
Other operating expenses	(6,752)
Other non-operating expenses	(167)
Income tax expense	(157)
Net loss attributable to non-controlling interests	2
Net loss (in accordance with GAAP)(2)	$(5,503)

Cash flow provided by operations	$656

FFO attributable to stockholders	$(622)
_____________________

(1)	Distributions paid to common stockholders includes $4.2 million of proceeds received pursuant to the DRIP.

(2)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
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
Contractual Obligations
The following table reflects contractual debt obligations under our mortgage notes payable and minimum base rental cash payments due for leasehold interests over the next five years and thereafter as of June 30, 2016. The minimum base rental cash payments due for leasehold interests exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes, among other items. As of June 30, 2016, the outstanding mortgage note payable had a weighted average effective interest rate of 4.0%.

			Years Ended December 31,
(In thousands)	Total	July 1, 2016 — December 31, 2016	2017 — 2018	2019 — 2020	Thereafter
Principal on mortgage note payable	$5,045	$48	$204	$4,793	$—
Interest on mortgage note payable	651	101	392	158	—
Lease rental payments due	3,916	52	209	215	3,440
	$9,612	$201	$805	$5,166	$3,440

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
Related-Party Transactions and Agreements
Our Former Dealer Manager served as the dealer manager of the IPO. SK Research, LLC ("SK Research") and American National Stock Transfer, LLC ("ANST"), both subsidiaries of the parent company of the Former Dealer Manager, provided other general professional services through December 2015 and January 2016, respectively. RCS Capital Corporation ("RCAP"), the parent company of the Former Dealer Manager and certain of its affiliates that provided us with services, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global, the parent of our Sponsor. In May 2016, RCAP and its affiliated debtors emerged from bankruptcy under the new name Aretec Group, Inc.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our long-term debt, which consists of secured financings, bears interest at a fixed rate. As of June 30, 2016, we did not have any derivative financial instruments. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
As of June 30, 2016, our debt included a fixed-rate secured mortgage financing with a carrying value of $5.2 million and a fair value of $5.2 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the note, but it has no impact on interest due on the note. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2016 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $0.1 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $0.1 million.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and assuming no other changes in our capital structure. The information presented above includes only those exposures that existed as of June 30, 2016 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
Changes in Internal Control Over Financial Reporting
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the six months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
There are many factors that can affect the availability and timing of cash distributions to stockholders, including the amount of cash flow from operations and FFO. In the past, we have not generated, and may not in the future generate, operating cash flows sufficient to continue to pay dividends to our stockholders at the current rate. Our cash flows provided by operations were $3.6 million for the six months ended June 30, 2016. During the six months ended June 30, 2016, we paid distributions of $5.3 million, of which $2.6 million, or 48.9%, was funded from proceeds from our IPO, $2.1 million, or 38.8%, was funded from proceeds from our IPO which were reinvested in common stock issued under our DRIP and $0.7 million, or 12.3%, was funded from cash flows provided by operations. During the six months ended June 30, 2016, cash flow from operations included an increase in accounts payable and accrued expenses of $0.4 million, as reflected on the statement of cash flows. Accordingly, if these accounts payable and accrued expenses had been paid during the six months ended June 30, 2016, there would have been $0.4 million less in cash flow from operations available to pay distributions. Using offering proceeds to pay distributions, especially if the distributions are not reinvested through our DRIP, reduces cash available for investment in assets or other purposes, and reduces our per share stockholders' equity. We may continue to use net offering proceeds to fund distributions.
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
We generated 5% or more of our total annualized rental income on a straight-line basis for the fiscal year ended June 30, 2016 from the following five major tenants, including, for this purpose, all affiliates of such tenants:

Tenant	Percentage of Straight-Line Rental Income
Beaumont Health	6.0%
Northside Hospital	5.2%
Presence Health	7.6%
Summit Orthopedics, Ltd.	8.9%
United States of America	7.0%
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
The following five states represented 5% or more of our consolidated annualized rental income on a straight-line basis for the fiscal year ended June 30, 2016:

State	Percentage of Straight-Line Rental Income
Florida	8.5%
Georgia	11.9%
Illinois	41.9%
Michigan	9.8%
Minnesota	8.9%
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
Unregistered Sales of Equity Securities
We did not sell any equity securities that were not registered under the Securities Act during the six months ended June 30, 2016.
Use of Proceeds of Registered Securities
On August 20, 2014, we commenced our IPO on a "reasonable best efforts" basis of up to a maximum of $3.1 billion of common stock, consisting of up to 125.0 million shares, pursuant to the Registration Statement initially filed on May 28, 2014 with the SEC under the Securities Act of 1933, as amended. The Registration Statement, which was declared effective by the SEC on August 20, 2014, also covers 26.3 million shares of common stock pursuant to the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. As of June 30, 2016, we have issued 6.9 million shares of our common stock, including unvested restricted shares and shares issued pursuant to the DRIP, and received $169.3 million of offering proceeds.
The following table reflects the offering costs associated with the issuance of common stock:

Six Months Ended
(In thousands)	June 30, 2016
Selling commissions and dealer manager fees	$—
Other offering costs	60
Total offering costs	$60
As of June 30, 2016, we have incurred $21.4 million of cumulative offering costs in connection with registering and selling shares of our common stock. As of June 30, 2016, cumulative offering costs included $4.1 million of offering cost reimbursements incurred from the Advisor, Dealer Manager and Sponsor, excluding commissions and dealer manager fees. The Advisor elected to cap cumulative offering costs incurred by us, net of unpaid amounts, to 15.0% of gross common stock proceeds during the offering period. Cumulative offering costs, net of unpaid amounts, were less than 15.0% of gross proceeds at June 30, 2016. Cumulative offering proceeds from the sale of common stock exceeded cumulative offering costs by $146.6 million at June 30, 2016.
We have used and expect to continue to use substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of income producing real estate properties, focusing predominantly on MOBs and healthcare-related facilities. We may also originate or acquire first mortgage loans secured by real estate. As of June 30, 2016, we have used the net proceeds from our IPO to purchase 19 properties with an aggregate purchase price of $127.8 million.
Issuer Purchases of Equity Securities
The following table reflects the number of shares repurchased cumulatively through June 30, 2016:

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2015(1)	1,021	$24.97
Six months ended June 30, 2016(2)	—	—
Cumulative repurchases as of June 30, 2016(2)	1,021	$24.97
_______________

(1)
Excludes rejected repurchases of 1,336 shares for approximately $33,000 at an average price per share of $24.95, which were unfulfilled as of December 31, 2015 and remain rejected as of June 30, 2016. There were no other rejected share repurchase requests for the period from April 24, 2014 (date of inception) to June 30, 2016.

(2)
Excludes 0.2 million shares that have been requested for repurchase and are not yet fulfilled as of June 30, 2016. These shares, and all additional shares requested prior to September 30, 2016 will be considered for repurchase, to the extent the requests are not withdrawn by September 30, 2016. All requested shares will be subject to the annual limitations set forth in the SRP.

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
Katie P. Kurtz
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Dated: August 9, 2016

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.32*	Form of Restricted Stock Award Agreement Pursuant to the Incentive Restricted Share Plan of American Realty Capital Healthcare Trust III, Inc.
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1(1)	Amendment to Amended and Restated Share Repurchase Program
99.2(1)	Amendment to Distribution Reinvestment Plan
101*
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Healthcare Trust III, Inc.'s Quarterly Report on Form 10-Q for the six months ended June 30, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________
*     Filed herewith.

(1)	Filed as an exhibit to American Realty Capital Healthcare Trust III, Inc.'s Current Report on Form 8-K filed with the SEC on June 30, 2016.