Form 10-Q
period 2016-09-30
American Realty Capital Healthcare Trust III, Inc.
filed 2016-11-07
CIK 1609234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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
As of October 31, 2016, the registrant had 6,947,067 shares of common stock outstanding.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$10,225	$10,225
Buildings, fixtures and improvements	101,187	101,129
Acquired intangible lease assets	18,450	18,450
Total real estate investments, at cost	129,862	129,804
Less: accumulated depreciation and amortization	(6,736)	(1,818)
Total real estate investments, net	123,126	127,986
Cash	16,376	16,808
Restricted cash	11	62
Straight-line rent receivable	545	153
Prepaid expenses and other assets	966	735
Deferred costs, net	10	—
Total assets	$141,034	$145,744
LIABILITIES AND EQUITY
Mortgage note payable, net of deferred financing costs	$4,936	$4,985
Mortgage premium, net	123	155
Market lease intangible liabilities, net	1,738	1,849
Accounts payable and accrued expenses (including $263 and $288 due to related parties as of September 30, 2016 and December 31, 2015, respectively)	1,793	1,827
Deferred rent	532	299
Distributions payable	889	904
Total liabilities	10,011	10,019

Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding as of September 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 6,931,523 and 6,792,797 shares of common stock issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	69	68
Additional paid-in capital	148,990	145,789
Accumulated deficit	(18,504)	(10,604)
Total stockholders' equity	130,555	135,253
Non-controlling interests	468	472
Total equity	131,023	135,725
Total liabilities and equity	$141,034	$145,744

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Rental income	$2,272	$733	$6,817	$903
Operating expense reimbursements	652	140	1,903	173
Resident services and fee income	749	311	2,156	311
Total revenues	3,673	1,184	10,876	1,387

Expenses:
Property operating and maintenance	1,306	382	3,847	418
Operating fees to related party	41	15	120	15
Acquisition and transaction related	104	1,415	237	1,888
General and administrative	363	440	1,584	975
Depreciation and amortization	1,502	464	4,660	543
Total expenses	3,316	2,716	10,448	3,839
Operating income (loss)	357	(1,532)	428	(2,452)
Other income (expense):
Interest expense	(47)	(25)	(142)	(25)
Interest and other income	—	—	1	—
Total other expense	(47)	(25)	(141)	(25)
Income (loss) before income taxes	310	(1,557)	287	(2,477)
Income tax expense	(74)	(4)	(147)	(4)
Net income (loss)	236	(1,561)	140	(2,481)
Net income attributable to non-controlling interests	(4)	—	(13)	—
Net income (loss) attributable to stockholders	232	(1,561)	127	(2,481)
Comprehensive income (loss) attributable to stockholders	$232	$(1,561)	$127	$(2,481)

Basic net income (loss) per share	$0.03	$(0.34)	$0.02	$(1.08)
Diluted net income (loss) per share	$0.02	$(0.34)	$—	$(1.08)
Distributions declared per share	$0.39	$0.39	$1.17	$0.86

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2016
(In thousands, except for share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2015	6,792,797	$68	$145,789	$(10,604)	$135,253	$472	$135,725
Common stock offering costs, commissions and dealer manager fees	—	—	(62)	—	(62)	—	(62)
Common stock issued through distribution reinvestment plan	136,060	1	3,231	—	3,232	—	3,232
Equity-based compensation	2,666	—	32	—	32	—	32
Distributions declared	—	—	—	(8,027)	(8,027)	—	(8,027)
Distributions to non-controlling interest holders	—	—	—	—	—	(17)	(17)
Net income	—	—	—	127	127	13	140
Balance, September 30, 2016	6,931,523	$69	$148,990	$(18,504)	$130,555	$468	$131,023

The accompanying notes are an integral part of this unaudited consolidated financial statement.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$140	$(2,481)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,660	543
Amortization of deferred financing costs	22	4
Amortization of mortgage premium	(32)	(6)
Amortization of market lease and other intangibles	154	(5)
Equity-based compensation	32	12
Changes in assets and liabilities:
Straight-line rent receivable	(392)	(48)
Prepaid expenses and other assets	(186)	(438)
Accounts payable and accrued expenses	116	508
Deferred rent	233	289
Restricted cash	51	(45)
Net cash provided by (used in) operating activities	4,798	(1,667)
Cash flows from investing activities:
Investments in real estate	—	(67,557)
Deposits paid for real estate acquisitions	—	(875)
Capital expenditures	(120)	—
Net cash used in investing activities	(120)	(68,432)
Cash flows from financing activities:
Payments of mortgage note payable	(71)	(16)
Payments of deferred financing costs	—	(119)
Proceeds from issuance of common stock	—	136,361
Payments of offering costs and fees related to common stock issuances	(212)	(15,795)
Distributions paid	(4,810)	(979)
Distributions to non-controlling interest holders	(17)	—
Advances from related party	—	(1,210)
Net cash provided by (used in) financing activities	(5,110)	118,242
Net change in cash	(432)	48,143
Cash, beginning of period	16,808	187
Cash, end of period	$16,376	$48,330

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Supplemental disclosure of cash flow information:
Cash paid for interest	$152	$27
Cash paid for income taxes	129	—

Non-cash investing and financing activities:
Receivable for sale of common stock	$—	$930
Payable and accrued offering costs	228	436
Unfulfilled repurchase requests included in accounts payable, accrued expenses and other liabilities	—	25
Assumption of mortgage note payable used to acquire investment in real estate	—	5,124
Premium on assumed mortgage note payable	—	172
Liabilities assumed in real estate acquisitions	—	11
Common stock issued through distribution reinvestment plan	3,232	989

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Note 1 — Organization
American Realty Capital Healthcare Trust III, Inc. (including, as required by context, American Realty Capital Healthcare III Operating Partnership, L.P. (the "OP") and its subsidiaries, the "Company") was incorporated on April 24, 2014 as a Maryland corporation that elected and qualified to be taxed as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with its taxable year ended December 31, 2015. On August 20, 2014, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 125.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, for total gross proceeds of up to $3.1 billion, pursuant to a registration statement on Form S-11 (File No. 333-196302) (as amended, the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. The Registration Statement also covered up to 26.3 million shares of common stock available pursuant to a distribution reinvestment plan (the "DRIP") under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.
On February 11, 2015, the Company received and accepted aggregate subscriptions in excess of the minimum offering amount for the IPO of $2.0 million in shares of common stock, broke general escrow and issued shares to its initial investors, who were admitted as stockholders of the Company. As of September 30, 2016, the Company had 6.9 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO of $170.4 million. Until the net asset value ("NAV") pricing date (as described below), the per share purchase price of shares issued under the DRIP will be equal to $23.75 per share, which is equal to 95% of the offering price in the IPO. Beginning with the NAV pricing date, the per share price for shares under the DRIP will vary periodically and will be equal to the Company’s per share NAV. The NAV pricing date means the date that the Company first publishes an estimated per share NAV (the "NAV Pricing Date"), which will be on or prior to July 11, 2017, which is 150 days following the second anniversary of the date that the Company broke escrow in the IPO.
On November 15, 2015, the Company suspended its IPO, which was conducted by Realty Capital Securities, LLC (the “Former Dealer Manager”), as exclusive wholesale distributor, effective December 31, 2015, and, on November 18, 2015, the Former Dealer Manager suspended sales activities it performed pursuant to the dealer manager agreement for the IPO, effective immediately. On December 31, 2015, the Company entered into a termination agreement with the Former Dealer Manager to terminate the dealer manager agreement. On January 25, 2016, the Company registered an additional 0.7 million shares to be issued under the DRIP pursuant to a registration statement on Form S-3 (File No. 333-209117). On August 20, 2016, the IPO lapsed in accordance with its terms. The Company continues to offer shares under the DRIP.
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

The Company was formed to primarily acquire a diversified portfolio of healthcare-related assets, including medical office buildings ("MOB"), seniors housing communities and other healthcare-related facilities, for investment purposes. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. The Company purchased its first property and commenced real estate operations in March 2015. As of September 30, 2016, the Company owned 19 properties located in 10 states, comprised of 467,932 rentable square feet.
Substantially all of the Company's business is conducted through the OP. The Company has no employees. American Realty Capital Healthcare III Advisors, LLC (the "Advisor") has been retained to manage the Company's affairs on a day-to-day basis. The Company also has retained American Realty Capital Healthcare III Properties, LLC (the "Property Manager") to serve as the Company's property manager. The Advisor and the Property Manager are under common control with AR Global Investments, LLC (the successor business to AR Capital, LLC, "AR Global"), the parent of the Sponsor, as a result of which they are related parties, and each have received or will receive compensation, fees and other expense reimbursements from the Company for services related to managing the Company's business. The Advisor, Property Manager and Former Dealer Manager have received or will receive fees during the Company's offering, acquisition, operational and liquidation stages.
Note 2 — Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2015, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 4, 2016. There have been no significant changes to the Company's significant accounting policies during the nine months ended September 30, 2016 other than the updates described below.
Reclassifications
Certain prior year amounts within prepaid expenses and other assets, deferred costs, net, rental income, resident services and fee income and cash flows from operating activities have been reclassified to conform with the current year presentation.
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
September 30, 2016
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendment requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB added that, for line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption was permitted for financial statements that have not previously been issued. The Company has elected to adopt this guidance effective January 1, 2016. The adoption of this revised guidance resulted in the reclassification of $0.1 million of deferred financing costs related to the Company's mortgage note payable from deferred costs, net to mortgage note payable, net of deferred financing costs in the Company's consolidated balance sheets as of December 31, 2015.
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

In August 2016, the FASB issued guidance on how certain transactions should be classified and presented in the statement of cash flows as either operating, investing or financing activities. Among other things, the update provides specific guidance on where to classify debt prepayment and extinguishment costs, payments for contingent consideration made after a business combination and distributions received from equity method investments. The revised guidance is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance.
In October 2016, the FASB issued guidance where a reporting entity will need to evaluate if it should consolidate a VIE. The amendments change the evaluation of whether a reporting entity is the primary beneficiary of a VIE by changing how a single decision maker of a VIE treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The revised guidance is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance.
Note 3 — Real Estate Investments
The Company owned 19 properties as of September 30, 2016. The following table presents the allocation of the assets acquired and liabilities assumed during the nine months ended September 30, 2015. The Company did not acquire any properties during the nine months ended September 30, 2016.

Nine Months Ended
(Dollar amounts in thousands)	September 30, 2015
Real estate investments, at cost:
Land	$7,192
Buildings, fixtures and improvements	57,073
Total tangible assets	64,265
Acquired intangibles:
In-place leases	8,655
Market lease assets	1,362
Market lease liabilities	(1,418)
Total assets acquired, net	72,864
Mortgage note payable assumed to acquire real estate investment	(5,124)
Premium on mortgage assumed	(172)
Other liabilities assumed	(11)
Cash paid for acquired real estate investments	$67,557
Number of properties purchased	13
The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter as of September 30, 2016. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Rent Payments
October 1, 2016 — December 31, 2016	$2,201
2017	8,832
2018	8,625
2019	8,294
2020	7,824
Thereafter	25,264
Total	$61,040

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

The following table lists the tenants (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis for all properties as of September 30, 2016 and 2015:

	September 30,
Tenant	2016	2015
Summit Orthopedics, Ltd.	*	14.2%
United States of America	*	11.3%
_______________

*	Tenant's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified
The following table lists the states where the Company has a concentration of properties where annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis as of September 30, 2016 and 2015 :

	September 30,
State	2016	2015
Georgia	11.9%	19.2%
Illinois	42.2%	40.6%
Minnesota	*	14.2%
_______________

*	State's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified
Intangible Assets and Liabilities
Acquired intangible assets and liabilities consisted of the following as of the periods presented:

	September 30, 2016			December 31, 2015
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$16,023	$3,457	$12,566	$16,023	$931	$15,092
Intangible market lease assets	2,427	346	2,081	2,427	81	2,346
Total acquired intangible assets	$18,450	$3,803	$14,647	$18,450	$1,012	$17,438
Intangible market lease liabilities	$1,902	$164	$1,738	$1,902	$53	$1,849
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Amortization of in-place leases(1)	$788	$235	$2,525	$265
Amortization (accretion) of above- and below-market leases, net(2)	55	3	166	(3)
Accretion of above-market ground leases(3)	(4)	(2)	(12)	(2)
_______________

(1)	Reflected within depreciation and amortization expense

(2)	Reflected within rental income

(3)	Reflected within property operating and maintenance expense
The following table provides the projected amortization expense and adjustments to revenues for the next five years:

(In thousands)	October 1, 2016 — December 31, 2016	2017	2018	2019	2020
In-place lease assets	$601	$2,362	$2,197	$2,022	$1,794
Total to be added to amortization expense	$601	$2,362	$2,197	$2,022	$1,794

Above-market lease assets	$88	$351	$318	$309	$301
Below-market lease liabilities	(33)	(132)	(132)	(131)	(127)
Total to be deducted from rental income	$55	$219	$186	$178	$174

Above-market ground lease liabilities	$4	$16	$16	$16	$16
Total to be deducted from property operating and maintenance expense	$4	$16	$16	$16	$16
Note 4 — Mortgage Note Payable
The following table reflects the Company's mortgage note payable as of September 30, 2016 and December 31, 2015:

		Outstanding Loan Amount as of		Effective Interest Rate
Portfolio	Encumbered Properties	September 30, 2016	December 31, 2015		Interest Rate	Maturity
		(In thousands)	(In thousands)
Philip Professional Center — Lawrenceville, GA	2	$5,021	$5,093	4.0%	Fixed	Oct. 2019
Deferred financing costs, net of accumulated amortization		(85)	(108)
Mortgage note payable, net of deferred financing costs		$4,936	$4,985
As of September 30, 2016, the Company had pledged $9.0 million in real estate as collateral for the mortgage note payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage note payable on the property. The Company makes payments of principal and interest on its mortgage note payable on a monthly basis.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

The following table summarizes the scheduled aggregate principal payments on the Company's mortgage note payable for the five years subsequent to September 30, 2016:

(In thousands)	Future Principal Payments
October 1, 2016 — December 31, 2016	$24
2017	100
2018	104
2019	4,793
2020	—
Thereafter	—
Total	$5,021
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

		Carrying Amount(1) at	Fair Value at	Carrying Amount (1) at	Fair Value at
(In thousands)	Level	September 30, 2016	September 30, 2016	December 31, 2015	December 31, 2015
Mortgage note payable and premium, net	3	$5,144	$5,195	$5,248	$5,181
_______________

(1)
Carrying value includes gross mortgage note payable of $5.0 million and $5.1 million and mortgage premium, net of $0.1 million and $0.2 million as of September 30, 2016 and December 31, 2015, respectively.

The fair value of the mortgage note payable is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Note 6 — Common Stock
The Company had 6.9 million and 6.8 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, as of September 30, 2016 and December 31, 2015, respectively. The Company had received total gross proceeds of $170.4 million and $167.2 million as of September 30, 2016 and December 31, 2015, respectively.
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
September 30, 2016
(Unaudited)

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
On September 21, 2016, the board of directors of the Company further amended the Company’s SRP (the "Third SRP Amendment") to provide, solely for calendar year 2016, for one twelve-month repurchase period ending December 31, 2016. The annual limit on repurchases under the SRP remains unchanged and continues to be limited to a maximum of 5.0% of the Prior Year Outstanding Shares and is subject to the terms and limitations set forth in the SRP. Following calendar year 2016, the repurchase periods will return to two semi-annual periods and applicable limitations set forth in the SRP. The Third SRP Amendment became effective on September 22, 2016 and will only apply to repurchase periods in calendar year 2016.
When a stockholder requests a repurchase and the repurchase is approved, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. The following table reflects the number of shares repurchased cumulatively through September 30, 2016:

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2015(1)	1,021	$24.97
Nine months ended September 30, 2016(2)	—	—
Cumulative repurchases as of September 30, 2016(1)(2)	1,021	$24.97
_______________

(1)
Excludes rejected repurchases of 1,336 shares for approximately $33,000 at an average price per share of $24.95, which were unfulfilled as of December 31, 2015 and remain rejected as of September 30, 2016. There were no other rejected share repurchase requests for the period from April 24, 2014 (date of inception) to September 30, 2016.

(2)
Excludes 0.2 million shares that have been requested for repurchase and are not yet fulfilled as of September 30, 2016. These shares, and all additional shares requested prior to December 31, 2016 will be considered for repurchase, to the extent the requests are not withdrawn by December 31, 2016. All requested shares will be subject to the annual limitations set forth in the SRP.

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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased under the DRIP. The shares purchased pursuant to the DRIP have the same rights and are treated in the same manner as the shares issued pursuant to the IPO. The board of directors may designate that certain cash or other distributions be excluded from reinvestment pursuant to the DRIP. On June 29, 2016, the board of directors of the Company amended the DRIP such that any amendment, suspension or termination of the DRIP will become effective immediately upon (i) the Company’s public announcement of such amendment, suspension or termination and (ii) the Company’s mailing of a notice regarding the amendment, suspension or termination to each DRIP participant. Shares issued under the DRIP are recorded to equity in the accompanying consolidated balance sheets in the period distributions are declared. During the nine months ended September 30, 2016 and 2015, respectively, the Company issued approximately 136,000 and 42,000 shares of common stock pursuant to the DRIP, generating aggregate proceeds of $3.2 million and $1.0 million.
Note 7 — Related Party Transactions and Arrangements
As of September 30, 2016 and December 31, 2015, American Realty Capital Healthcare III Special Limited Partnership, LLC (the "Special Limited Partner"), an entity controlled by the Sponsor, owned 8,888 shares of the Company's outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. As of September 30, 2016 and December 31, 2015, the Company had $0.3 million payable to related parties.
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
Fees Paid in Connection with the IPO
The Former Dealer Manager was paid fees and compensation in connection with the sale of the Company's common stock in the IPO. The Former Dealer Manager was paid a selling commission of up to 7.0% of the per share purchase price of the IPO proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Former Dealer Manager received up to 3.0% of the gross proceeds from the sale of shares, before reallowance to participating broker-dealers, as a dealer manager fee. The Former Dealer Manager was able to reallow its dealer manager fee to such participating broker-dealers. A participating broker dealer may have elected to receive a fee equal to 7.5% of the gross proceeds from the sale of shares (not including selling commissions and dealer manager fees) by such participating broker dealer, with 2.5% thereof paid at the time of such sale and 1.0% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. If this option was elected, the dealer manager fee was reduced to 2.5% of gross proceeds (not including selling commissions and dealer manager fees). The following table details total selling commissions and dealer manager fees incurred from and due to the Former Dealer Manager as of and for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable as of
(In thousands)	2016	2015	2016	2015	September 30, 2016	December 31, 2015
Total commissions and fees incurred from and due to the Former Dealer Manager	$—	$4,663	$—	$11,942	$—	$—

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

The Advisor, Sponsor and Former Dealer Manager and their affiliates received compensation and reimbursement for services relating to the IPO. All offering costs incurred by the Company and the Advisor, Sponsor and Former Dealer Manager and their affiliates on behalf of the Company are charged to additional paid-in capital on the accompanying consolidated balance sheets. The following table details fees and reimbursable offering costs incurred and payable as of and for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable as of
(In thousands)	2016	2015	2016	2015	September 30, 2016	December 31, 2015
Fees and expense reimbursements incurred from and due to the Advisor and its affiliates	$—	$721	$—	$782	$—	$12
Fees and expense reimbursements incurred from and due to the Former Dealer Manager and its affiliates	—	422	—	1,239	228	228
Fees and expense reimbursements incurred from and due to the Sponsor	—	7	—	7	—	—
Total fees and expense reimbursements incurred from and due to the Advisor, Sponsor and Former Dealer Manager and their affiliates	$—	$1,150	$—	$2,028	$228	$240
The Company was responsible for offering and related costs from the IPO, excluding selling commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs, excluding selling commissions and dealer manager fees, in excess of the 2.0% limitation as of the end of the IPO are the Advisor's responsibility. The IPO lapsed in accordance with its terms on August 20, 2016. As of the end of the IPO, offering and related costs, excluding commissions and dealer manager fees, exceeded 2.0% of gross proceeds received from the IPO by $3.8 million. At the end of the IPO, the amount by which the Company was over the 2.0% limitation was netted against the offering costs that were previously charged to additional paid-in capital on the accompanying consolidated balance sheets. The Company recorded a corresponding receivable from the Advisor for this amount, which was subsequently reclassified to additional paid-in capital in the accompanying consolidated balance sheet as of September 30, 2016.
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
September 30, 2016
(Unaudited)

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
When and if approved by the board of directors, the Class B Units are expected to be issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. The number of Class B Units issued in any quarter is an amount equal to: (i) the excess of (A) the product of (y) 0.1875% multiplied by (z) the cost of the Company's assets (until the NAV Pricing Date, then the lower of the cost of assets and the fair value of the Company’s assets) over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the IPO price minus the selling commissions and dealer manager fees). The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. The Advisor will receive distributions on unvested Class B Units equal to the distribution received on the Company's common stock. Such distributions on issued Class B Units will be expensed in the consolidated statements of operations and comprehensive loss until the performance condition is considered probable to occur. During the three and nine months ended September 30, 2016, the Company's board of directors approved the issuance of 9,583 and 29,115 Class B Units, respectively, to the Advisor in connection with this arrangement. During the three and nine months ended September 30, 2015, the Company's board of directors approved the issuance of 1,457 Class B Units to the Advisor in connection with this arrangement. As of September 30, 2016, the Company's board of directors had approved the issuance of 36,370 Class B Units to the Advisor in connection with this arrangement.
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
September 30, 2016
(Unaudited)

The following table details amounts incurred, forgiven and payable in connection with the Company's operations-related services described above as of and for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015		Payable as of
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	September 30, 2016	December 31, 2015
One-time fees and reimbursements:
Acquisition fees	$—	$—	$855	$—	$—	$—	$1,091	$—	$—	$—
Acquisition cost reimbursements	—	—	285	—	—	—	364	—	—	—
Financing coordination fees	—	—	38	—	—	—	38	—	—	—
Ongoing fees and reimbursements:
Property management fees	41	—	15	—	120	—	15	3	—	4
Professional fees and reimbursements	66	—	81	—	224	—	277	—	29	43
Distributions on Class B units	13	—	—	—	26	—	—	—	6	1
Total related party operating fees and reimbursements	$120	$—	$1,274	$—	$370	$—	$1,785	$3	$35	$48
The Company reimburses the Advisor's costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt, impairments or other similar non-cash expenses and excluding any gain from the sale of assets for that period (the "2%/25% Limitation"), unless the Company's independent directors determine that such excess was justified based on unusual and nonrecurring factors which they deem sufficient, in which case the excess amount may be reimbursed to the Advisor in subsequent periods. Additionally, the Company will reimburse the Advisor for personnel costs in connection with other services during the operational stage; however, the Company may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees, acquisition expense reimbursements or real estate commissions or for persons serving as executive officers of the Company. No reimbursement was incurred from the Advisor for providing such services during the three and nine months ended September 30, 2016 or 2015.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to waive certain fees. If the Advisor waives certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor in cash. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs. No expenses were absorbed by the Advisor during the three and nine months ended September 30, 2016 or 2015.
The predecessor to AR Global was party to a services agreement with RCS Advisory Services, LLC, a subsidiary of the parent company of the Former Dealer Manager (“RCS Advisory”), pursuant to which RCS Advisory and its affiliates provided the Company and certain other companies sponsored by AR Global with services (including, without limitation, transaction management, compliance, due diligence, event coordination and marketing services, among others) on a time and expenses incurred basis or at a flat rate based on services performed. The predecessor to AR Global instructed RCS Advisory to stop providing such services in November 2015 and no services have since been provided by RCS Advisory.
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Fees and Participations Paid in Connection with a Listing or the Liquidation of the Company's Real Estate Assets
The Company will pay the Advisor an annual subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholder's capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year. This fee will be payable only upon the sale of assets, distributions or other event which results in the return on stockholder's capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the three and nine months ended September 30, 2016 or 2015.
The Company will pay the Advisor a real estate commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and agents and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission. Real estate commissions will only be payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the three and nine months ended September 30, 2016 or 2015.
The Company will pay the Special Limited Partner a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in the net sales proceeds unless investors have received a return of their capital plus a return equal to a 6.0% cumulative non-compounded annual return on their capital contributions. No participation in net sales proceeds was incurred during the three and nine months ended September 30, 2016 or 2015.
If the Company's shares of common stock are listed on a national securities exchange, the Special Limited Partner will receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the Company's market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Company cannot assure that it will provide this 6.0% annual return but the Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such distribution was incurred during the three and nine months ended September 30, 2016 or 2015. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in the net sales proceeds and the subordinated listing distribution.
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Note 9 — Equity-Based Compensation
Restricted Share Plan
The Company has an employee and director incentive restricted share plan (the "RSP"), which provides for the automatic grant of 1,333 restricted shares of common stock to each of the independent directors, without any further action by the Company's board of directors or the stockholders, after initial election to the board of directors and after each annual stockholder's meeting, with such shares vesting annually beginning with the one year anniversary of initial election to the board of directors and the date of the next annual meeting, respectively. Restricted shares issued to independent directors vest over a five-year period in increments of 20.0% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company's directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The total number of common shares granted under the RSP may not exceed 5.0% of the Company's outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 6.3 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
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

	Number of Common Shares	Weighted-Average Issue Price
Unvested, December 31, 2015	4,799	$22.50
Granted	2,666	22.50
Vested	(1,067)	22.50
Forfeitures	—	—
Unvested, September 30, 2016	6,398	$22.50
As of September 30, 2016, the Company had $0.1 million of unrecognized compensation cost related to unvested restricted share award grants under the Company's RSP. That cost is expected to be recognized over a weighted average period of 3.9 years. The fair value of the restricted shares is being expensed on a straight-line basis over the service period of five years. Compensation expense related to restricted shares was approximately $20,000 and $32,000 for the three and nine months ended September 30, 2016, respectively. Compensation expense related to restricted shares was approximately $6,000 and $12,000 for the three and nine months ended September 30, 2015, respectively. Compensation expense related to restricted shares is recorded as general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss.
Note 10 — Non-Controlling Interests
The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP ("OP Units"). As of September 30, 2016 and December 31, 2015, the Advisor held 90 OP Units, which represents a nominal percentage of the aggregate OP ownership.
A holder of limited partner interests has the right to convert OP Units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the holders of limited partner interests in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets. No distributions were paid to OP Unit holders during the three and nine months ended September 30, 2016 or 2015.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

The Company has an investment arrangement with unaffiliated third parties whereby such investors receive an ownership interest in certain of the Company's property owning subsidiaries and are entitled to receive a proportionate share of the net operating cash flow derived from the subsidiaries' property. Upon disposition of a property subject to this investment arrangement, the investors will receive a proportionate share of the net proceeds from the sale of the property. The investors have no recourse to any other assets of the Company. Due to the nature of the Company's involvement with the arrangement and the significance of its investment in relation to the investment of the third parties, the Company has determined that it controls each entity in this arrangement and therefore the entities related to this arrangement are consolidated within the Company's financial statements. A non-controlling interest is recorded for the investor's ownership interest in the properties.
The following table summarizes the activity related to investment arrangements with the unaffiliated third party.

				As of September 30, 2016		As of December 31, 2015		Distributions for the Three Months Ended September, 30		Distributions for the Nine Months Ended September 30,
Property Name (Dollar amounts in thousands)	Investment Date	Third Party Net Investment Amount as of September 30, 2016	Non-Controlling Ownership Percentage as of September 30, 2016	Net Real Estate Assets Subject to Investment Arrangement	Mortgage Notes Payable Subject to Investment Arrangement	Net Real Estate Assets Subject to Investment Arrangement	Mortgage Notes Payable Subject to Investment Arrangement	2016	2015	2016	2015
UnityPoint Clinic - Muscatine, IA	Dec. 2015	$286	5%	$5,849	$—	$6,024	$—	$10	—	$10	—
UnityPoint Clinic - Moline, IL	Dec. 2015	182	5%	3,730	—	3,846	—	7	—	7	—

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Note 11 — Net Income (Loss) Per Share
The following is a summary of the basic and diluted net income (loss) per share computation for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share amounts)	2016	2015	2016	2015
Computation of Basic Net Income (Loss) Per Share:
Net income (loss) attributable to stockholders	$232	$(1,561)	$127	$(2,481)
Basic weighted-average shares outstanding	6,908,297	4,614,153	6,857,513	2,291,631
Basic net income (loss) income per share	$0.03	$(0.34)	$0.02	$(1.08)

Computation of Diluted Net Income (Loss) Per Share:
Net income (loss) attributable to stockholders	$232	$(1,561)	$127	$(2,481)
Adjustments to net income (loss) for common share equivalents	(114)	—	(114)	—
Diluted net income (loss)	$118	$(1,561)	$13	$(2,481)

Basic weighted-average shares outstanding	6,908,297	4,614,153	6,857,513	2,291,631
Shares of unvested restricted shares (1)	5,900	—	5,153	—
OP Units	90	—	90	—
Diluted weighted-average shares outstanding	6,914,287	4,614,153	6,862,756	2,291,631

Diluted net income (loss) per share	$0.02	$(0.34)	$—	$(1.08)
_______________

(1)	Weighted-average number of shares of unvested restricted stock outstanding for the periods presented.
The Company had the following potentially dilutive securities as of September 30, 2016 and 2015, which were excluded from the calculation of diluted net income (loss) per share attributable to stockholders as their effect would have been antidilutive:

	September 30,
	2016	2015
Unvested restricted shares	—	5,332
OP Units	—	90
Class B Units	36,370	1,457
Total potentially dilutive securities	36,370	6,879
Note 12 — Segment Reporting
During the three and nine months ended September 30, 2016 and 2015, the Company operated in three reportable business segments for management and internal financial reporting purposes: medical office buildings, triple-net leased healthcare facilities and seniors housing — operating properties.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

The Company evaluates performance and makes resource allocations based on its three business segments. The medical office building segment primarily consists of MOBs leased to healthcare-related tenants under long-term leases, which may require such tenants to pay a pro rata share of property-related expenses. The triple-net leased healthcare facilities segment primarily consists of investments in seniors housing communities, hospitals, inpatient rehabilitation facilities and skilled nursing facilities under long-term leases, under which tenants are generally responsible to directly pay property-related expenses. The SHOP segment consists of direct investments in seniors housing communities, primarily providing assisted living, independent living and memory care services, which are operated through engaging independent third-party managers. There were no intersegment sales or transfers during the periods presented.
The Company evaluates the performance of the combined properties in each segment based on net operating income ("NOI"). NOI is defined as total revenues, excluding contingent purchase price consideration, less property operating and maintenance expense. NOI excludes all other items of expense and income included in the financial statements in calculating net income (loss). The Company uses NOI to assess and compare property level performance and to make decisions concerning the operation of the properties. The Company believes that NOI is useful as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating expenses and acquisition activity on an unleveraged basis, providing perspective not immediately apparent from net income (loss).
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

The following tables reconcile the segment activity to consolidated net loss for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016				Nine Months Ended September 30, 2016
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated
Revenues:
Rental income	$2,168	$104	$—	$2,272	$6,504	$313	$—	$6,817
Operating expense reimbursements	652	—	—	652	1,903	—	—	1,903
Resident services and fee income	—	—	749	749	—	—	2,156	2,156
Total revenues	2,820	104	749	3,673	8,407	313	2,156	10,876
Property operating and maintenance	822	1	483	1,306	2,417	1	1,429	3,847
NOI	$1,998	$103	$266	2,367	$5,990	$312	$727	7,029
Operating fees to related party				(41)				(120)
Acquisition and transaction related				(104)				(237)
General and administrative				(363)				(1,584)
Depreciation and amortization				(1,502)				(4,660)
Interest expense				(47)				(142)
Interest and other income				—				1
Income tax expense				(74)				(147)
Net income attributable to non-controlling interests				(4)				(13)
Net income (loss) attributable to stockholders				$232				$127

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

	Three Months Ended September 30, 2015				Nine Months Ended September 30, 2015
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated
Revenues:
Rental income	$690	$43	$—	$733	$860	$43	$—	$903
Operating expense reimbursements	140	—	—	140	173	—	—	173
Resident services and fee income	—	—	311	311	—	—	311	311
Total revenues	830	43	311	1,184	1,033	43	311	1,387
Property operating and maintenance	184	—	198	382	220	—	198	418
NOI	$646	$43	$113	802	$813	$43	$113	969
Operating fees to related party				(15)				(15)
Acquisition and transaction related				(1,415)				(1,888)
General and administrative				(440)				(975)
Depreciation and amortization				(464)				(543)
Interest expense				(25)				(25)
Income tax expense				(4)				(4)
Net income (loss) attributable to stockholders				$(1,561)				$(2,481)
The following table reconciles the segment activity to consolidated total assets as of the periods presented:

	September 30,	December 31,
(In thousands)	2016	2015
ASSETS
Investments in real estate, net:
Medical office buildings	$108,238	$112,093
Triple-net leased healthcare facilities	4,595	4,720
Seniors housing — operating properties	10,293	11,173
Total investments in real estate, net	123,126	127,986
Cash	16,376	16,808
Restricted cash	11	62
Straight-line rent receivable	545	153
Prepaid expenses and other assets	966	735
Deferred costs, net	10	—
Total assets	$141,034	$145,744

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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

(In thousands)	Future Minimum Base Rental Payments
October 1, 2016 — December 31, 2016	$26
2017	104
2018	105
2019	106
2020	109
Thereafter	3,440
Total	$3,890
Total rental expense from the Company's operating leases was approximately $34,000 and $0.1 million during the three and nine months ended September 30, 2016, respectively. Total rental expense from the Company's operating leases was approximately $7,000 during the three and nine months ended September 30, 2015.
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

•
All of our executive officers and directors are also officers, managers or holders of a direct or indirect controlling interest in the Advisor and other entities affiliated with AR Global Investments, LLC (the successor business to AR Capital, LLC, "AR Global"), the parent of our sponsor, American Realty Capital VII, LLC (the "Sponsor"). As a result, our executive officers and directors, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's compensation arrangements with us and other investment programs advised by affiliates of AR Global and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions that adversely affect us.

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

•
Our initial public offering of common stock (the "IPO"), which commenced on August 20, 2014 and lapsed in accordance with its terms on August 20, 2016, was a blind pool offering and investors may not have had the opportunity to evaluate our investments before making a purchase of our common stock, thus making an investment in our common stock more speculative.

•
We focus on acquiring a diversified portfolio of healthcare-related assets located in the United States and are subject to risks inherent in concentrating investments in the healthcare industry. We have only $16.4 million in cash on hand. While we may use a portion of cash on hand to consummate additional acquisitions, we generally expect to use cash on hand to fund distributions or for working capital needs.

•
We suspended our IPO, which subsequently lapsed in accordance with its terms, which was our primary source of capital to implement our investment strategy, reduce our borrowings, complete acquisitions, make capital expenditures and pay distributions, and we may not be able to obtain additional capital from other sources. As a result, we will be unable to achieve certain of our investment objectives, such as the anticipated size and diversification of our portfolio, without accessing other sources of capital.

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

•
We are permitted to pay distributions from unlimited amounts of any source. We have used, and may continue to use, net proceeds from our IPO, which has lapsed in accordance with its terms, and may use borrowings to fund distributions until we have sufficient cash flows from operations. There are no established limits on the amount of net proceeds and borrowings that we may use to fund distribution payments, except for those imposed by our organizational documents or Maryland law.

•
We may not generate cash flows in the future sufficient to pay our distributions to stockholders and, as such, to continue to pay distributions, we may be required to fund distributions from our remaining proceeds from our IPO, which has been closed, and from borrowings, which may be at unfavorable rates and could restrict the amount we can borrow for investments and other purposes, or depend on our Advisor to waive reimbursement of certain expenses and fees to fund our operations.

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

•
We may fail to continue to qualify to be treated as a real estate investment trust for U.S. federal income tax purposes ("REIT"), which would result in higher taxes, may adversely affect our operations and would reduce the value of an investment in our common stock and the cash available for distributions.

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"), and thus subject to regulation under the Investment Company Act.

•
Commencing on the net asset value ("NAV") pricing date, the offering price of shares sold pursuant to our distribution reinvestment plan ("DRIP") and the repurchase price for our shares under our Share Repurchase Plan (our "SRP") will be based on NAV, which may not accurately reflect the value of our assets and may not represent what stockholders may receive on a liquidation of our assets.

Overview
We were incorporated on April 24, 2014 as a Maryland corporation that elected and qualified to be taxed as a REIT beginning with our taxable year ended December 31, 2015. On August 20, 2014, we commenced our IPO on a "reasonable best efforts" basis of up to 125.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, for total gross proceeds of up to $3.1 billion, pursuant to a registration statement on Form S-11 (File No. 333-196302) (as amended, the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. The Registration Statement also covers up to 26.3 million shares of common stock available pursuant to our DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.
On February 11, 2015, we received and accepted aggregate subscriptions in excess of the minimum offering amount for the IPO of $2.0 million in shares of common stock, broke general escrow and issued shares to our initial investors, who were admitted as stockholders. As of September 30, 2016, we had 6.9 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO of $170.4 million. Until the NAV pricing date (as described below) the per share purchase price of shares issued under the DRIP will be equal to $23.75 per share, which is equal to 95% of the offering price in our IPO. Beginning with the NAV pricing date, the per share price for shares under the DRIP will vary periodically and will be equal to our NAV. The NAV pricing date means the date we first publish an estimated per share NAV, which will be on or prior to July 11, 2017, which is 150 days following the second anniversary of the date that we broke escrow in our IPO.

On November 15, 2015, we suspended our IPO, which was conducted by Realty Capital Securities, LLC (the "Former Dealer Manager"), as exclusive wholesale distributor, effective December 31, 2015, and, on November 18, 2015, the Former Dealer Manager suspended sales activities it performed pursuant to the dealer manager agreement for the IPO, effective immediately. On December 31, 2015, we entered into a termination agreement with the Former Dealer Manager to terminate the dealer manager agreement. On January 25, 2016, we registered an additional 0.7 million shares to be issued under the DRIP pursuant to a registration statement on Form S-3 (File No. 333-209117) (the "DRIP Registration Statement"). On August 20, 2016, the IPO lapsed in accordance with its terms. We continue to offer shares under the DRIP.
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
On June 30, 2016, we announced that in response to the receipt of the Proposal from the Proposing Entity relating to the Proposed Transaction, the Special Committee and its financial advisor had engaged in discussions with a special committee formed by the Proposing Entity (and its financial advisor) and with others. Although these discussions have progressed since the receipt of the Proposal, they have not resulted in a definitive agreement with any party. Our board of directors has not made a decision to enter into any transaction at this time, and there can be no assurance that the discussions and evaluation will result in a definitive agreement or that any such transaction would be approved by our stockholders. We do not intend to provide updates on the discussions or negotiations regarding the Proposal unless or until we determine that further disclosure is appropriate or required based on the then-current facts and circumstances.
We were formed to primarily acquire a diversified portfolio of healthcare-related assets including medical office buildings ("MOB"), seniors housing communities and other healthcare-related facilities for investment purposes. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced real estate operations in March 2015. As of September 30, 2016, we owned 19 properties consisting of 467,932 rentable square feet. As of September 30, 2016, we had $16.4 million in cash on hand. While we may use a portion of cash on hand to consummate additional acquisitions, we generally expect to use cash on hand to fund distributions or for working capital needs.
Substantially all of our business is conducted through the OP. We have no employees. The Advisor has been retained to manage our affairs on a day-to-day basis. We also have retained American Realty Capital Healthcare III Properties, LLC (the "Property Manager") to serve as our property manager. The Advisor and the Property Manager are under common control with AR Global, the parent of our Sponsor, as a result of which they are related parties, and each of which have received or will receive compensation, fees and other expense reimbursements from us for services related to managing our business. The Advisor, Property Manager and Former Dealer Manager have received or will receive fees during our offering, acquisition, operational and liquidation stages.
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
Revenue Recognition
Our rental income is primarily related to rent received from tenants in our MOBs and triple-net leased healthcare facility. Rent from tenants in our MOB and triple-net leased healthcare facility operating segments is recorded in accordance with the terms of each lease on a straight-line basis over the initial term of the lease. Because many of the leases provide for rental increases at specified intervals, accounting principles generally accepted in the United States ("GAAP") require us to record a receivable, and include in revenues on a straight-line basis, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When we acquire a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease is executed. We defer the revenue related to lease payments received from tenants in advance of their due dates.
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
In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which are calculated to account for either above- or below-market interest rates.
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

In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendment requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB added that, for line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption was permitted for financial statements that have not previously been issued. We have elected to adopt this guidance effective January 1, 2016. The adoption of this revised guidance resulted in the reclassification of $0.1 million of deferred financing costs related to our mortgage note payable from deferred costs, net to mortgage note payable, net of deferred financing costs in our consolidated balance sheets as of December 31, 2015.
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
In August 2016, the FASB issued guidance on how certain transactions should be classified and presented in the statement of cash flows as either operating, investing or financing activities. Among other things, the update provides specific guidance on where to classify debt prepayment and extinguishment costs, payments for contingent consideration made after a business combination and distributions received from equity method investments. The revised guidance is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the impact of this new guidance.
In October 2016, the FASB issued guidance where a reporting entity will need to evaluate if it should consolidate a VIE. The amendments change the evaluation of whether a reporting entity is the primary beneficiary of a VIE by changing how a single decision maker of a VIE treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The revised guidance is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the impact of this new guidance.

Properties
The following table presents certain additional information about the properties we owned as of September 30, 2016:

Property/Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy	Remaining Lease Term	Base Purchase Price (1)
						(In thousands)
Medical Office Buildings:
DaVita Bay Breeze — Largo, FL	Mar. 2015	1	7,247	100.0%	10.7	$1,650
RAI Clearwater — Clearwater, FL	Apr. 2015	1	14,936	100.0%	8.2	4,750
DaVita Hudson — Hudson, FL	May 2015	1	8,984	100.0%	8.0	2,725
Rockwall Medical Plaza — Rockwall, TX	Jun. 2015	1	18,176	100.0%	3.5	6,639
Decatur Medical Office Building — Decatur, GA	Jul. 2015	1	20,800	100.0%	6.1	5,100
Buckeye Health Center — Cleveland, OH	Aug. 2015	1	25,070	100.0%	3.6	5,550
Philip Professional Center — Lawrenceville, GA	Aug. 2015	2	31,483	93.9%	11.9	9,000
Illinois CancerCare Clinic — Galesburg, IL	Aug. 2015	1	9,211	100.0%	7.9	3,400
Galesburg VA Outpatient Clinic — Galesburg, IL	Aug. 2015	1	9,979	100.0%	6.8	2,630
Woodlake Office Center — Woodbury, MN	Sep. 2015	1	36,375	100.0%	6.0	14,900
Greenfield Medical Center — Gilbert, AZ	Oct. 2015	1	28,489	100.0%	3.6	7,000
Lee Memorial Health System Outpatient Center — Ft. Meyers, FL	Oct. 2015	1	24,174	100.0%	2.0	5,275
Beaumont Medical Center — Warren, MI	Dec. 2015	1	35,219	95.2%	5.3	13,650
Madison Medical Plaza — Joliet, IL	Dec. 2015	1	70,023	89.4%	4.9	19,500
UnityPoint Clinic — Muscatine, IA	Dec. 2015	1	21,767	100.0%	8.5	5,887
UnityPoint Clinic — Moline, IL	Dec. 2015	1	14,640	100.0%	7.3	3,767
Total Medical Office Buildings:		17	376,573	97.1%	6.2	111,423
Triple-Net Leased Healthcare Facility(2):
Arcadian Cove Assisted Living — Richmond, KY	Aug. 2015	1	34,659	100.0%	13.9	4,775
Seniors Housing — Operating Property:
Cedarhurst of Collinsville — Collinsville, IL	Aug. 2015	1	56,700	96.2%	N/A	11,600
Portfolio, September 30, 2016		19	467,932			$127,798
_______________

(1)	Contract purchase price, excluding acquisition related costs.

(2)
Revenues for our triple-net leased healthcare facility generally consist of fixed rental amounts (subject to annual contractual escalations) received from our tenants in accordance with the applicable lease terms and do not vary based on the underlying operating performance of the property. As of September 30, 2016, the property leased to our seniors housing — triple net leased tenant had operating occupancy of approximately 98.0%. While operating occupancy rates may affect the profitability of our tenants’ operations, they do not have a direct impact on our revenues or financial results. Operating occupancy statistics for our triple-net leased healthcare facility are compiled through reports from tenants and have not been independently validated by us.

N/A	Not applicable
Results of Operations
Comparison of the Three Months Ended September 30, 2016 to the Three Months Ended September 30, 2015
On July 1, 2015, we owned four properties (our "Same Store" properties). We acquired 15 properties from July 1, 2015 through September 30, 2016 (our "Acquisitions"). Accordingly, our results of operations for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 reflect significant increases in most categories primarily due to our acquisitions. Net income (loss) attributable to stockholders was $0.2 million and $(1.6) million for the three months ended September 30, 2016 and 2015, respectively.
Rental Income
Rental income increased $1.6 million to $2.3 million for the three months ended September 30, 2016 from $0.7 million for the three months ended September 30, 2015. The increase in rental income is a result of our acquisition of 13 MOBs and one triple-net leased healthcare facility with annualized rental income on a straight-line basis of $8.2 million between July 1, 2015 and September 30, 2016. As of September 30, 2015, we owned 11 MOBs and one triple-net leased healthcare facility with annualized straight-line rental income of $5.0 million.

Operating Expense Reimbursements
Operating expense reimbursements increased $0.6 million to $0.7 million for the three months ended September 30, 2016 from $0.1 million for the three months ended September 30, 2015. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of reimbursable property operating expenses, which may be subject to exclusions and expense floors, in addition to base rent, whereas under certain other lease agreements, the tenants are generally directly responsible for all operating costs of the respective properties. The increase in operating expense reimbursements was primarily related to our Acquisitions.
Resident Services and Fee Income
Resident services and fee income of increased $0.4 million to $0.7 million for the three months ended September 30, 2016 from $0.3 million for the three months ended September 30, 2015. Resident services and fee income is generated in connection with rent and services offered to residents in our SHOP depending on the level of care required, as well as fees associated with other ancillary services. The increase in resident services and fee income is directly related to our Acquisition of our first SHOP asset in August 2015.
Property Operating and Maintenance Expenses
Property operating and maintenance expenses increased $0.9 million to $1.3 million for the three months ended September 30, 2016 from $0.4 million for the three months ended September 30, 2015. These costs primarily relate to the costs associated with our properties, including real estate taxes, property insurance, utilities, repairs, maintenance and unaffiliated third party property management fees, as well as costs relating to caring for the residents of our SHOP. The increase in property operating and maintenance expenses was primarily due to our Acquisitions.
Operating Fees to Related Party
Operating fees to related party increased approximately $26,000 to approximately $41,000 for the three months ended September 30, 2016 from approximately $15,000 for the three months ended September 30, 2015. Operating fees to related party relates to fees paid to our Property Manager for property management services for managing our properties on a day-to-day basis. Property management fees will increase in direct correlation with gross revenues. The increase in property management fees primarily relates to the increase in gross revenues derived from our Acquisitions.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses of $0.1 million for the three months ended September 30, 2016 primarily related to costs associated with the Strategic Review. Acquisition and transaction related expenses of $1.4 million for the three months ended September 30, 2015 directly related to our acquisition of nine properties with a contract purchase price of $57.0 million. Acquisition and transaction related expenses generally increase or decrease in direct correlation with the number and contract purchase price of the properties acquired during the period and the level of activity surrounding any contemplated transaction.
General and Administrative Expenses
General and administrative expenses was $0.4 million for the three months ended September 30, 2016 and 2015, including $0.1 million reimbursed to or incurred from related parties. General and administrative expenses primarily consists of professional fees, board of director costs and directors' and officers' insurance.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $1.0 million to $1.5 million for the three months ended September 30, 2016 from $0.5 million for the three months ended September 30, 2015. The increase in depreciation and amortization expense was directly related to our Acquisitions. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and liabilities and depreciated or amortized over their estimated useful lives.
Interest Expense
Interest expense increased approximately $22,000 to approximately $47,000 for the three months ended September 30, 2016 from approximately $25,000 for the three months ended September 30, 2015. Interest expense related to our mortgage note payable with an average monthly balance of $5.0 million during the three months ended September 30, 2016 compared to an average monthly balance of $2.6 million during the three months ended September 30, 2015.
Income Tax Expense
Income tax expense of $0.1 million and approximately $4,000 for the three months ended September 30, 2016 and 2015, respectively, related to our SHOP using a structure permitted by RIDEA, under which a REIT may lease qualified healthcare properties on an arm's length basis to a taxable REIT subsidiary ("TRS") if the property is operated on behalf of such subsidiary by an eligible third-party independent contractor.

Net income attributable to non-controlling interest holders
Net income attributable to non-controlling interest holders was approximately $4,000 for the three months ended September 30, 2016, which represents the portion of net income allocated to an unaffiliated third party that owns an interest in certain of our property owning subsidiaries and is entitled to receive a proportionate share of net operating cash flow derived from the subsidiaries' properties. We did not have any such non-controlling interest arrangements and therefore had no net income or net loss attributable to non-controlling interest holders during the three months ended September 30, 2015.
Comparison of the Nine Months Ended September 30, 2016 to the Nine Months Ended September 30, 2015
We were incorporated on April 24, 2014. We purchased our first property and commenced our real estate operations in March 2015. We acquired 19 properties from January 1, 2015 through September 30, 2016 (our "Acquisitions"). Accordingly, our results of operations for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 reflect significant increases in most categories. Net income (loss) attributable to stockholders was $0.1 million and $(2.5) million for the nine months ended September 30, 2016 and 2015, respectively.
Rental Income
Rental income increased $5.9 million to $6.8 million for the nine months ended September 30, 2016 from $0.9 million for the nine months ended September 30, 2015. The increase in rental income is a result of our acquisition of 17 MOBs and one triple-net leased healthcare facility with annualized rental income on a straight-line basis of $9.3 million. As of September 30, 2015, we owned 11 MOBs and one triple-net leased healthcare facility with annualized straight-line rental income of $5.0 million.
Operating Expense Reimbursements
Operating expense reimbursements increased $1.7 million to $1.9 million for the nine months ended September 30, 2016, from $0.2 million for the nine months ended September 30, 2015. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of reimbursable property operating expenses, which may be subject to exclusions and expense floors, in addition to base rent, whereas under certain other lease agreements, the tenants are generally directly responsible for all operating costs of the respective properties. The increase in operating expense reimbursements was directly related to our Acquisitions.
Resident Services and Fee Income
Resident services and fee income of increased $1.9 million to $2.2 million for the nine months ended September 30, 2016 from $0.3 million for the nine months ended September 30, 2015. Resident services and fee income is generated in connection with rent and services offered to residents in our SHOP depending on the level of care required, as well as fees associated with other ancillary services. The increase in resident services and fee income is directly related to our Acquisition of our first SHOP asset in August 2015.
Property Operating and Maintenance Expenses
Property operating and maintenance expenses increased $3.4 million to $3.8 million for the nine months ended September 30, 2016 from $0.4 million for the nine months ended September 30, 2015. These costs primarily relate to the costs associated with our properties, including real estate taxes, property insurance, utilities, repairs, maintenance and unaffiliated third party property management fees, as well as costs relating to caring for the residents of our SHOP. The increase in property operating and maintenance expenses was primarily due to our Acquisitions.
Operating Fees to Related Party
Operating fees to related party increased $0.1 million to $0.1 million for the nine months ended September 30, 2016 from approximately $15,000 for the nine months ended September 30, 2015. Operating fees to related party relates to fees paid to our Property Manager for property management services for managing our properties on a day-to-day basis. Property management fees will increase in direct correlation with gross revenues. The increase in property management fees primarily relates to the increase in gross revenues derived from our Acquisitions.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses of $0.2 million for the nine months ended September 30, 2016 primarily related to costs associated with the Strategic Review and audit fees and other costs associated with acquisitions consummated during the year ended December 31, 2015. Acquisition and transaction related expenses of $1.9 million for the nine months ended September 30, 2015 related to our acquisition of 13 properties with a contract purchase price of $72.7 million. Acquisition and transaction related expenses generally increase or decrease in direct correlation with the number and contract purchase price of the properties acquired during the period and the level of activity surrounding any contemplated transaction.

General and Administrative Expenses
General and administrative expenses increased $0.6 million to $1.6 million for the nine months ended September 30, 2016, including $0.3 million reimbursed to or incurred from related parties, from $1.0 million, including $0.3 million reimbursed to or incurred from related parties, for the nine months ended September 30, 2015. Professional fees increased in order to support our larger real estate portfolio.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $4.2 million to $4.7 million for the nine months ended September 30, 2016 from $0.5 million for the nine months ended September 30, 2015. The increase in depreciation and amortization expense directly related to our Acquisitions. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and liabilities and depreciated or amortized over their estimated useful lives.
Interest Expense
Interest expense of $0.1 million and approximately $25,000 for the nine months ended September 30, 2016 and 2015, respectively, related to our mortgage note payable with an average monthly balance of $5.1 million during the nine months ended September 30, 2016 compared to an average monthly balance of $1.0 million during the nine months ended September 30, 2015.
Interest and Other Income
Interest income of approximately $1,000 for the nine months ended September 30, 2016 related to interest income on cash balances and other miscellaneous income. We did not have any interest and other income during the nine months ended September 30, 2015.
Income Tax Expense
Income tax expense of $0.1 million and approximately $4,000 for the nine months ended September 30, 2016 and 2015, respectively, related to our acquisition of a SHOP using a structure permitted by RIDEA, under which a REIT may lease qualified healthcare properties on an arm's length basis to a taxable REIT subsidiary ("TRS") if the property is operated on behalf of such subsidiary by an eligible third-party independent contractor.
Net income attributable to non-controlling interest holders
Net income attributable to non-controlling interest holders was approximately $13,000 for the nine months ended September 30, 2016, which represents the portion of net income allocated to an unaffiliated third party that owns an interest in certain of our property owning subsidiaries and is entitled to receive a proportionate share of net operating cash flow derived from the subsidiaries' properties. We did not have any such non-controlling interest arrangements and therefore had no net income or net loss attributable to non-controlling interest holders during the nine months ended September 30, 2015.
Cash Flows for the Nine Months Ended September 30, 2016
During the nine months ended September 30, 2016, net cash provided by operating activities was $4.8 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses. Cash inflows related to a net income adjusted for non-cash items of $5.0 million (net income of $0.1 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets, amortization of deferred financing costs, amortization of mortgage premiums and equity-based compensation of $4.8 million), an increase in accounts payable and accrued expenses of $0.1 million related to real estate taxes for our MOBs and SHOP, a $0.2 million increase in deferred rent and a decrease in restricted cash of $0.1 million. These cash inflows were partially offset by an increase in unbilled rent receivables recorded in accordance with straight-line basis accounting of $0.4 million and an increase in prepaid expenses and other assets of $0.2 million due to tenant receivables and prepaid expenses.
The net cash used in investing activities during the nine months ended September 30, 2016 of $0.1 million related to capital expenditures.
Net cash used in financing activities of $5.1 million during the nine months ended September 30, 2016 consisted primarily of distributions to stockholders of $4.8 million, payments of offering costs of $0.2 million, principal payments made on mortgage notes payable of $0.1 million and distributions to non-controlling interest holders of approximately $17,000.

Cash flows for the Nine Months Ended September 30, 2015
During the nine months ended September 30, 2015, net cash used in operating activities was $1.7 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses. Cash flows used in operating activities during the nine months ended September 30, 2015 included $1.9 million of acquisition and transaction related costs. Cash outflows related to a net loss adjusted for non-cash items of $1.9 million (net loss of $2.5 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets, amortization of deferred financing costs, amortization of mortgage premiums and equity based compensation of $0.6 million), an increase in prepaid expenses and other assets of $0.4 million due to prepaid real estate taxes and property insurance as well as increases in rent and other receivables, an increase in unbilled receivables recorded in accordance with straight-line basis accounting of approximately $48,000 and an increase in restricted cash of approximately $45,000. These cash outflows were partially offset by an increase in accounts payable and accrued expenses of $0.5 million related to professional fees, real estate taxes and property operating expenses for our MOBs and SHOP and an $0.3 million increase in deferred rent.
The net cash used in investing activities during the nine months ended September 30, 2015 of $68.4 million included $67.6 million to acquire 13 properties as well as $0.9 million in deposits for a real estate acquisition that was completed in October 2015 and for two additional potential acquisitions that were not consummated.
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
Liquidity and Capital Resources
As of September 30, 2016, we had cash of $16.4 million and expect to fund our liquidity requirements over the next 12 months through a combination of cash on hand and operating cash flows. On August 20, 2016, the IPO lapsed in accordance with its terms and resulted in net proceeds raised of $170.4 million.
Our principal demands for cash will be for improvement costs for our properties, the payment of our operating and administrative expenses, distributions to our stockholders and share repurchases. We generally expect to use our remaining net proceeds from our IPO for these purposes, but we may also use a portion of these proceeds to fund additional acquisitions. As of September 30, 2016, we have primarily funded our acquisitions from the net proceeds of our IPO with a limited use of mortgage debt and have not utilized any corporate lines of credit. To the extent that we make additional acquisitions, we intend to acquire our assets with cash and mortgage or other debt, but we also may acquire assets free and clear of permanent mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in OP Units, or any mix thereof.
If cash on hand and operating cash flows become insufficient to cover cash requirements, it may be necessary to obtain additional capital through equity sources. Also, we may look to generate proceeds from additional mortgage debt or obtain corporate leverage. There is no assurance that such sources of capital will be available, or, if available, that the terms will be acceptable to us.
We may borrow if we need funds to satisfy the REIT tax qualification requirement that we generally distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP, determined without regard to the deduction for dividends paid and excluding net capital gain). We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT. Under our charter, the maximum amount of our total indebtedness may not exceed 300% of our total "net assets" as defined in our charter as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments. However, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. In addition, it is currently our intention to limit our aggregate borrowings to 45% of the aggregate fair market value of our assets, unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, calculated after the close of our IPO and once we have invested substantially all the proceeds of our IPO, will not apply to individual real estate assets or investments. As of September 30, 2016, our secured debt leverage ratio (total secured debt divided by total assets) was approximately 3.6% and we did not have any unsecured borrowings. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy the requirements under our charter. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits.

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
Our board of directors has adopted a Share Repurchase Program (as amended, the "SRP") that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash. There are limits on the number of shares we may repurchase under this program during any calendar year. We are only authorized to repurchase shares using the proceeds secured from the DRIP in any given period. The following table reflects the number of shares repurchased cumulatively through September 30, 2016:

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2015(1)	1,021	$24.97
Nine months ended September 30, 2016(2)	—	—
Cumulative repurchases as of September 30, 2016(2)	1,021	$24.97
_______________

(1)
Excludes rejected repurchases of 1,336 shares for approximately $33,000 at an average price per share of $24.95, which were unfulfilled as of December 31, 2015 and remain rejected as of September 30, 2016. There were no other rejected share repurchase requests for the period from April 24, 2014 (date of inception) to September 30, 2016.

(2)
Excludes 0.2 million shares that have been requested for repurchase and are not yet fulfilled as of September 30, 2016. These shares, and all additional shares requested prior to December 31, 2016 will be considered for repurchase, to the extent the requests are not withdrawn by December 31, 2016. All requested shares will be subject to the annual limitations set forth in the SRP.

Acquisitions
As of October 31, 2016, we owned 19 properties with a contract purchase price of $127.8 million. In accordance with the terms of the investment opportunity allocation agreement we have entered into with Healthcare Trust, Inc., we have been provisionally allocated MOB assets identified by our Advisor and its affiliates with an expected aggregate contract price of $0.5 million that are under contract or under executed letters of intent. Pursuant to the terms of the purchase and sale agreements and letters of intent, the obligation to close upon these acquisitions is subject to certain conditions customary to closing, including the successful completion of due diligence and fully negotiated binding agreements. There can be no assurance that we will complete these acquisitions. We intend to fund remaining acquisitions, if any, with proceeds raised from our IPO.
Non-GAAP Financial Measures
This section includes non-GAAP financial measures including Funds from Operations, Modified Funds from Operations and Net Operating Income. A description of these non-GAAP financial measures and reconciliations to the most directly comparable GAAP measure, which is net income, are provided below:
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
We believe that the use of FFO provides a more complete understanding of our performance to investors and to management, and reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income.
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
We define MFFO, a non-GAAP measure, consistent with the IPA's Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the "Practice Guideline") issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for acquisition and transaction related fees and expenses and other items. In calculating MFFO, we follow the Practice Guideline and exclude acquisition and transaction-related fees and expenses (which includes costs associated with the Strategic Review), amortization of above and below and other market intangible lease assets and liabilities, amounts relating to straight line rent adjustments (in order to adjust lease and rental payments from a GAAP accrual basis to a cash basis), accretion of discounts and amortization of premiums on debt investments and adjustments for unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis.
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

	Three Months Ended			Nine Months Ended
(In thousands)	March 31, 2016	June 30, 2016	September 30, 2016	September 30, 2016
Net loss attributable to stockholders (in accordance with GAAP)	$(85)	$(20)	$232	$127
Depreciation and amortization	1,577	1,577	1,499	4,653
Adjustments for non-controlling interests(1)	(5)	(5)	(5)	(15)
FFO attributable to stockholders	1,487	1,552	1,726	4,765
Acquisition and transaction related	30	103	104	237
Amortization of market lease and other intangibles	51	51	52	154
Straight-line rent adjustments	(129)	(122)	(118)	(369)
Amortization of mortgage premium	(11)	(10)	(11)	(32)
Adjustments for non-controlling interests(1)	1	1	—	2
MFFO attributable to stockholders	$1,429	$1,575	$1,753	$4,757
_______________

(1)	Represents the portion of the adjustments allocable to non-controlling interests.
Net Operating Income
NOI is a non-GAAP financial measure used by us to evaluate the operating performance of our real estate. NOI is equal to total revenues, excluding contingent purchase price consideration, less property operating and maintenance expense. NOI excludes all other items of expense and income included in the financial statements in calculating net income (loss).
We believe NOI provides useful and relevant information because it reflects only those income and expense items that are incurred at the property level and presents such items on an unlevered basis. We use NOI to assess and compare property level performance and to make decisions concerning the operation of the properties. Further, we believe NOI is useful to investors as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating expenses and acquisition activity on an unleveraged basis, providing perspective not immediately apparent from net income (loss).
NOI excludes certain components from net income (loss) in order to provide results that are more closely related to a property's results of operations. For example, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. NOI presented by us may not be comparable to NOI reported by other REITs that define NOI differently. NOI should not be considered as an alternative to net income (loss) as an indication of our performance or to cash flows as a measure of our liquidity or ability to make distributions.

The following table reflects the items deducted from or added to net loss attributable to stockholders in our calculation of NOI for the periods indicated:

	Three Months Ended			Nine Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	September 30, 2016
Net income (loss) attributable to stockholders (in accordance with GAAP)	$(85)	$(20)	$232	$127
Operating fees to related party	40	39	41	120
Acquisition and transaction related	30	103	104	237
General and administrative	676	545	363	1,584
Depreciation and amortization	1,577	1,581	1,502	4,660
Interest expense	48	47	47	142
Interest and other income	—	(1)	—	(1)
Income tax expense	45	28	74	147
Net income attributable to non-controlling interests	4	5	4	13
NOI	$2,335	$2,327	$2,367	$7,029

	Three Months Ended			Nine Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	September 30, 2015
Net income (loss) attributable to stockholders (in accordance with GAAP)	$(319)	$(601)	$(1,561)	$(2,481)
Operating fees to related party	—	—	15	15
Acquisition and transaction related	48	425	1,415	1,888
General and administrative	276	259	440	975
Depreciation and amortization	4	75	464	543
Interest expense	—	—	25	25
Income tax expense	—	—	4	4
NOI	$9	$158	$802	$969
Refer to Note 12 — Segment Reporting for a reconciliation of NOI to net income (loss) attributable to stockholders by reportable segment.
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

During the nine months ended September 30, 2016, distributions paid to common stockholders totaled $8.0 million, including $3.2 million which was reinvested through our DRIP. During the nine months ended September 30, 2016, cash used to pay distributions was generated from cash flows provided by operations, offering proceeds from issuance of common stock and proceeds received from common stock issued under the DRIP.
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

	Three Months Ended						Nine Months Ended
	March 31, 2016		June 30, 2016		September 30, 2016		September 30, 2016
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:
Distributions to stockholders	$2,645		$2,689		$2,708		$8,042

Source of distribution coverage:
Cash flows provided by operations	$—	—%	$656	24.4%	$1,224	45.2%	$1,880	23.4%
Offering proceeds from issuance of common stock	1,808	68.4%	800	29.8%	322	11.9%	2,930	36.4%
Proceeds received from common stock issued under the DRIP	837	31.6%	1,233	45.8%	1,162	42.9%	3,232	40.2%
Proceeds from financings	—	—%	—	—%	—	—%	—	—%
Total source of distribution coverage	$2,645	100.0%	$2,689	100.0%	$2,708	100.0%	$8,042	100.0%

Cash flows provided by operations (in accordance with GAAP)	$1,834		$1,740		$1,224		$4,798
Net income (loss) attributable to stockholders (in accordance with GAAP)	$(85)		$(20)		$232		$127
For the nine months ended September 30, 2016, cash flows provided by operations were $4.8 million. As shown in the table above, we funded distributions with cash flows provided by operations, proceeds from our IPO and proceeds from our IPO which were reinvested in common stock issued under our DRIP. To the extent we pay distributions in excess of cash flows provided by operations, our stockholders' investment may be adversely impacted.
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

The following table compares cumulative distributions paid to cumulative net loss and cumulative cash flows provided by operations (in accordance with GAAP) for the period from April 24, 2014 (date of inception) through September 30, 2016:

For the Period from April 24, 2014 (date of inception) to
(In thousands)	September 30, 2016
Distributions to stockholders(1)	$12,344

Reconciliation of net loss:
Revenues	$15,019
Acquisition and transaction related	(4,984)
Depreciation and amortization	(6,397)
Other operating expenses	(8,462)
Other non-operating expenses	(214)
Income tax expense	(231)
Net income attributable to non-controlling interests	(2)
Net loss (in accordance with GAAP)(2)	$(5,271)

Cash flow provided by operations	$1,880

FFO attributable to stockholders	$1,104
_____________________

(1)	Distributions paid to common stockholders include $5.4 million of proceeds received pursuant to the DRIP.

(2)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
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
Contractual Obligations
The following table reflects contractual debt obligations under our mortgage notes payable and minimum base rental cash payments due for leasehold interests over the next five years and thereafter as of September 30, 2016. The minimum base rental cash payments due for leasehold interests exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes, among other items. As of September 30, 2016, the outstanding mortgage note payable had a weighted average effective interest rate of 4.0%.

			Years Ended December 31,
(In thousands)	Total	October 1, 2016 — December 31, 2016	2017 — 2018	2019 — 2020	Thereafter
Principal on mortgage note payable	$5,021	$24	$204	$4,793	$—
Interest on mortgage note payable	600	50	392	158	—
Lease rental payments due	3,890	26	209	215	3,440
	$9,511	$100	$805	$5,166	$3,440

Election as a REIT
We elected and qualified to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ended December 31, 2015. Commencing with such taxable year, we were organized and operated in a manner so that we qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner but no assurance can be given that we will operate in a manner so as to remain qualified for taxation as a REIT. In order continue to qualify for taxation as a REIT, we must, among other things, distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP) determined without regard to the deduction for dividends paid and excluding net capital gains, and must comply with a number of other organizational and operational requirements. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax on that portion of our REIT taxable income that we distribute to our stockholders. Even if we continue to qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and properties as well as federal income and excise taxes on our undistributed income.
Inflation
We may be adversely impacted by inflation on any leases that do not contain indexed escalation provisions. In addition, we may be required to pay costs for maintenance and operation of properties, which may adversely impact our results of operations due to potential increases in costs and operating expenses resulting from inflation.
Related-Party Transactions and Agreements
Please See Note 7 — Related Party Transactions and Arrangements of the accompanying consolidated financial statements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our long-term debt, which consists of secured financings, bears interest at a fixed rate. As of September 30, 2016, we did not have any derivative financial instruments. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
As of September 30, 2016, our debt included a fixed-rate secured mortgage financing with a carrying value of $5.1 million and a fair value of $5.2 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the note, but it has no impact on interest due on the note. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2016 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $0.1 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $0.1 million.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and assuming no other changes in our capital structure. The information presented above includes only those exposures that existed as of September 30, 2016 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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
Changes in Internal Control Over Financial Reporting
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the nine months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
There are many factors that can affect the availability and timing of cash distributions to stockholders, including the amount of cash flow from operations and FFO. In the past, we have not generated, and may not in the future generate, operating cash flows sufficient to continue to pay dividends to our stockholders at the current rate. Our cash flows provided by operations were $4.8 million for the nine months ended September 30, 2016. During the nine months ended September 30, 2016, we paid distributions of $8.0 million, of which $2.9 million, or 36.4%, was funded from proceeds from our IPO, $3.2 million, or 40.2%, was funded from proceeds from our IPO which were reinvested in common stock issued under our DRIP and $1.9 million, or 23.4%, was funded from cash flows provided by operations. During the nine months ended September 30, 2016, cash flow from operations included an increase in accounts payable and accrued expenses of $0.1 million, as reflected on the statement of cash flows. Accordingly, if these accounts payable and accrued expenses had been paid during the nine months ended September 30, 2016, there would have been $0.1 million less in cash flow from operations available to pay distributions. Using offering proceeds to pay distributions, especially if the distributions are not reinvested through our DRIP, reduces cash available for investment in assets or other purposes, and reduces our per share stockholders' equity. We may continue to use net offering proceeds to fund distributions.
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
We generated 5% or more of our total annualized rental income on a straight-line basis for the fiscal year ended September 30, 2016 from the following five major tenants, including, for this purpose, all affiliates of such tenants:

Tenant	Percentage of Straight-Line Rental Income
Beaumont Health	6.0%
Northside Hospital	5.2%
Presence Health	7.5%
Summit Orthopedics, Ltd.	8.8%
United States of America	7.0%
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
The following five states represented 5% or more of our consolidated annualized rental income on a straight-line basis for the fiscal year ended September 30, 2016:

State	Percentage of Straight-Line Rental Income
Florida	8.5%
Georgia	11.9%
Illinois	42.2%
Michigan	9.8%
Minnesota	8.8%
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
Unregistered Sales of Equity Securities
We did not sell any equity securities that were not registered under the Securities Act during the nine months ended September 30, 2016.
Use of Proceeds of Registered Securities
On August 20, 2014, we commenced our IPO on a "reasonable best efforts" basis of up to a maximum of $3.1 billion of common stock, consisting of up to 125.0 million shares, pursuant to the Registration Statement initially filed on May 28, 2014 with the SEC under the Securities Act of 1933, as amended. The Registration Statement, which was declared effective by the SEC on August 20, 2014, also covers 26.3 million shares of common stock pursuant to the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. As of September 30, 2016, we have issued 6.9 million shares of our common stock, including unvested restricted shares and shares issued pursuant to the DRIP, and received $170.4 million of offering proceeds. On August 20, 2016, the IPO lapsed in accordance with its terms. We continue to offer shares under the DRIP.
The following table reflects the offering costs associated with the issuance of common stock:

Period from April 24, 2014 (date of inception) to
(In thousands)	September 30, 2016
Selling commissions and dealer manager fees	$14,368
Other offering costs(1)	7,071
Total offering costs	21,439
_______________

(1)	Includes $3.8 million of other offering costs that are in excess of the limitation of 2.0% of gross proceeds received from the IPO, as described below.
As of September 30, 2016, we have incurred $21.4 million of cumulative offering costs in connection with registering and selling shares of our common stock. As of September 30, 2016, cumulative offering costs included $4.1 million of offering cost reimbursements incurred from the Advisor, Dealer Manager and Sponsor, excluding commissions and dealer manager fees.
We were responsible for offering and related costs from the IPO, excluding selling commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs, excluding selling commissions and dealer manager fees, in excess of the 2.0% limitation as of the end of the IPO are the Advisor's responsibility. The IPO lapsed in accordance with its terms on August 20, 2016. As of the end of the IPO, offering and related costs, excluding commissions and dealer manager fees, exceeded 2.0% of gross proceeds received from the IPO by $3.8 million. At the end of the IPO, the amount by which we were over the 2.0% limitation was netted against the offering costs that were previously charged to additional paid-in capital on the accompanying consolidated balance sheets. We recorded a corresponding receivable from the Advisor for this amount, which was subsequently reclassified to additional paid-in capital in the accompanying consolidated balance sheet as of September 30, 2016. Cumulative offering proceeds from the sale of common stock exceeded cumulative offering costs by $149.0 million as of September 30, 2016.
We have used and expect to continue to use substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of income producing real estate properties, focusing predominantly on MOBs and healthcare-related facilities. We may also originate or acquire first mortgage loans secured by real estate. As of September 30, 2016, we have used the net proceeds from our IPO to purchase 19 properties with an aggregate purchase price of $127.8 million.

Issuer Purchases of Equity Securities
The following table reflects the number of shares repurchased cumulatively through September 30, 2016:

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2015(1)	1,021	$24.97
Nine months ended September 30, 2016(2)	—	—
Cumulative repurchases as of September 30, 2016(2)	1,021	$24.97
_______________

(1)
Excludes rejected repurchases of 1,336 shares for approximately $33,000 at an average price per share of $24.95, which were unfulfilled as of December 31, 2015 and remain rejected as of September 30, 2016. There were no other rejected share repurchase requests for the period from April 24, 2014 (date of inception) to September 30, 2016.

(2)
Excludes 0.2 million shares that have been requested for repurchase and are not yet fulfilled as of September 30, 2016. These shares, and all additional shares requested prior to December 31, 2016 will be considered for repurchase, to the extent the requests are not withdrawn by December 31, 2016. All requested shares will be subject to the annual limitations set forth in the SRP.

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
Katie P. Kurtz
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Dated: November 7, 2016

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.2 (1)	Amendment No. 1 to Bylaws of American Realty Capital Healthcare Trust III, Inc.
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 (1)	Amendment to Amended and Restated Share Repurchase Program
101*
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Healthcare Trust III, Inc.'s Quarterly Report on Form 10-Q for the nine months ended September 30, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________
*     Filed herewith.

(1)	Filed as an exhibit to American Realty Capital Healthcare Trust III, Inc.'s Current Report on Form 8-K filed with the SEC on September 22, 2016.