Form 10-K
period 2016-12-31
American Realty Capital Healthcare Trust III, Inc.
filed 2017-03-09
CIK 1609234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2016
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 000-55625
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

As of February 28, 2017, the registrant had 6,926,041 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be delivered to stockholders in connection with the registrant's 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

FORM 10-K
Year Ended December 31, 2016

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

•
All of our executive officers and directors are also officers, managers or holders of a direct or indirect controlling interest in American Realty Capital Healthcare III Advisors, LLC (our "Advisor") and other entities affiliated with AR Global Investments, LLC (the successor business to AR Capital, LLC, "AR Global"), the parent of our Sponsor. As a result, our executive officers and directors, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's compensation arrangements with us and other investment programs advised by affiliates of AR Global and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions that adversely affect us.

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

•
We focus on acquiring a diversified portfolio of healthcare-related assets located in the United States and are subject to risks inherent in concentrating investments in the healthcare industry. We have $16.4 million in cash on hand. While we may use a portion of cash on hand to consummate additional acquisitions, we generally expect to use cash on hand to fund distributions or for working capital needs.

•
Our initial public offering (the "IPO") raised significantly less capital than expected and we may not be able to access capital to fund our needs. As a result, we will be unable to achieve certain of our investment objectives, such as the anticipated size and diversification of our portfolio, without accessing other sources of capital.

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

•
We are permitted to pay distributions from unlimited amounts of any source. We have used, and may continue to use, net proceeds from our IPO, which has lapsed in accordance with its terms, and may borrow to fund distributions until we have sufficient cash flows from operations. There are no established limits on the amount of net proceeds and borrowings that we may use to fund distribution payments, except for those imposed by our organizational documents or Maryland law.

•	We are obligated to pay fees, which may be substantial, to our Advisor and its affiliates.

•	Our revenue is dependent upon the success and economic viability of our tenants.

•	Increases in interest rates could increase the amount of our debt payments.

•	We are subject to risks associated with any dislocations or liquidity disruptions that may exist or occur in the credit markets of the United States from time to time.

•	We may fail to continue to qualify to be treated as a real estate investment trust for U.S. federal income tax purposes ("REIT"), which would result in higher taxes.

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"), and thus subject to regulation under the Investment Company Act.

•
Commencing on the net asset value ("NAV") pricing date, the offering price of shares sold pursuant to our distribution reinvestment plan ("DRIP") and the repurchase price for our shares under our Share Repurchase Plan (our "SRP") will be based on NAV, which may not represent what a stockholder may receive on a sale of the shares, what they may receive upon a liquidation of our assets and distribution of the net proceeds or what a third party may pay to acquire the Company.

In addition, we describe risks and uncertainties that could cause actual results and events to differ materially in "Risk Factors" (Part I, Item 1A of this Annual Report on Form 10-K), "Quantitative and Qualitative Disclosures about Market Risk" (Part II, Item 7A), and "Management's Discussion and Analysis" (Part II, Item 7).

PART I
Item 1. Business
We were incorporated on April 24, 2014 as a Maryland corporation that elected and qualified to be taxed as a REIT beginning with our taxable year ended December 31, 2015. On August 20, 2014, we commenced our IPO on a "reasonable best efforts" basis of up to 125.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, for total gross proceeds of up to $3.1 billion plus up to 26.3 million shares of common stock available pursuant to our DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.
On February 11, 2015, we received and accepted aggregate subscriptions in excess of the minimum offering amount for the IPO of $2.0 million in shares of common stock, broke general escrow and issued shares to our initial investors, who were admitted as stockholders.
As of December 31, 2016, we had 7.0 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds of $171.5 million, net of shares repurchased under the Share Repurchase Program (as amended, the "SRP") (see Note 6 — Common Stock) and including $6.5 million in proceeds received under the DRIP. Until the NAV pricing date (as described below) the per share purchase price of shares issued under the DRIP will be equal to $23.75 per share, which is equal to 95% of the offering price in our IPO. Beginning with the NAV pricing date, the per share price for shares under the DRIP will vary periodically and will be equal to our NAV. The NAV pricing date means the date we first publish an estimated per share NAV, which will be on or prior to July 11, 2017, which is 150 days following the second anniversary of the date that we broke escrow in our IPO.
On November 15, 2015, we suspended our IPO, which was conducted by Realty Capital Securities, LLC (the "Former Dealer Manager"), as exclusive wholesale distributor, effective December 31, 2015, and, on November 18, 2015, the Former Dealer Manager suspended sales activities it performed pursuant to the dealer manager agreement for the IPO, effective immediately. On December 31, 2015, we entered into a termination agreement with the Former Dealer Manager to terminate the dealer manager agreement. Our IPO lapsed in accordance with its terms in August 2016 and as of such date we had received cumulative proceeds of $165.1 million from our IPO. On January 25, 2016, we registered an additional 0.7 million shares to be issued under the DRIP pursuant to a registration statement on Form S-3 (File No. 333-209117) (the "DRIP Registration Statement"). We continue to offer shares under the DRIP.
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
We were formed to primarily acquire a diversified portfolio of healthcare-related assets including medical office buildings ("MOB"), seniors housing communities and other healthcare-related facilities for investment purposes. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced real estate operations in March 2015. As of December 31, 2016, we owned 19 properties consisting of 467,932 rentable square feet. As of December 31, 2016, we had $16.4 million in cash on hand. While we may use a portion of cash on hand to consummate additional acquisitions, we generally expect to use cash on hand to fund distributions or for working capital needs.

Substantially all of our business is conducted through the American Realty Capital Healthcare III Operating Partnership, L.P. (the "OP"). We have no employees. The Advisor has been retained to manage our affairs on a day-to-day basis. We also have retained American Realty Capital Healthcare III Properties, LLC (the "Property Manager") to serve as our property manager. The Advisor and the Property Manager are under common control with AR Global, the parent of our Sponsor, as a result of which they are related parties, and each of which have received or will receive compensation, fees and other expense reimbursements from us for services related to managing our business. The Advisor, Property Manager and Former Dealer Manager have received or will receive fees during our offering, acquisition, operational and liquidation stages.
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
As of December 31, 2016, we had $16.4 million of cash on hand, which we generally expect to use for other corporate purposes, including working capital needs and funding distributions, and we may use a portion of this cash on hand or borrowings to consummate additional acquisitions. Because we did not raise the amount anticipated from our IPO, we will be unable to achieve certain of our investment objectives, such as the anticipated size and diversification of our portfolio.
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
As of December 31, 2016 and 2015, we did not have any tenants (including for this purpose, all affiliates of such tenants) whose annualized rental incomes on a straight-line basis represented 10% or greater of total annualized rental income for the portfolio on a straight-line basis.

The following table details the geographic distribution, by state, of our portfolio as of December 31, 2016:

State	Number of Buildings	Annualized Rental Income (1)	Annualized Rental Income as a Percentage of the Total Portfolio	Rentable Square Feet	Percentage of Portfolio Rented Square Feet
		(In thousands)
Arizona	1	$583	4.8%	28,489	6.1%
Florida	4	1,054	8.6%	55,341	11.8%
Georgia	3	1,445	11.8%	52,283	11.2%
Illinois	5	5,132	42.1%	160,553	34.3%
Iowa	1	434	3.6%	21,767	4.7%
Kentucky	1	418	3.4%	34,659	7.4%
Michigan	1	1,189	9.7%	35,219	7.5%
Minnesota	1	1,072	8.8%	36,375	7.8%
Ohio	1	402	3.3%	25,070	5.4%
Texas	1	471	3.9%	18,176	3.8%
Total	19	$12,200	100.0%	467,932	100.0%
_______________

(1)
Annualized rental income generated from the leases in place in the property portfolio as of December 31, 2016 on a straight-line basis, adjusted for tenant concessions such as free rent, as applicable, as well as annualized revenue from our seniors housing — operating property.

Medical Office Building and Outpatient Facilities
As of December 31, 2016, we owned 17 MOB and outpatient facilities totaling 376,573 rentable square feet. These facilities typically contain physicians' offices and examination rooms, and may also include pharmacies, hospital ancillary service space and outpatient services such as diagnostic imaging centers, rehabilitation clinics and ambulatory surgery centers. These facilities can be located on or near hospital campuses and require significant plumbing, electrical and mechanical systems to accommodate diagnostic imaging equipment such as x-rays or other imaging equipment, and may also have significant plumbing to accommodate physician exam rooms. In addition, MOBs are often built to accommodate higher structural loads for certain equipment and may contain specialized construction such as cancer radiation therapy vaults for cancer treatment.
There are a variety of types of MOBs: on campus, off campus, affiliated and non-affiliated. On campus MOBs are physically located on a hospital's campus, often on land leased from the hospital. A hospital typically creates strong tenant demand which leads to high tenant retention. Off campus properties are located independent of a hospital's location. Affiliated MOBs may be located on campus or off campus, but are affiliated with a hospital or health system. In some respects, affiliated MOBs are similar to on campus MOBs because the hospital relationship drives tenant demand and retention. Finally, non-affiliated MOBs are not affiliated with any hospital or health system, but may contain physician offices and other healthcare services. We favor affiliated MOBs versus non-affiliated MOBs because of the relationship and synergy with the sponsoring hospital or health system. The following table reflects the on campus, off campus, affiliated and non-affiliated MOB composition of our portfolio as of December 31, 2016:

MOB Classification	Number of Buildings	Rentable Square Feet
On Campus	1	70,023
Off Campus	16	306,550
Total	17	376,573
Affiliated	11	266,681
Non-affiliated	6	109,892
Total	17	376,573

Seniors Housing Communities
As of December 31, 2016, we owned one seniors housing community under a structure permitted by the REIT Investment Diversification Empowerment Act of 2007 ("RIDEA") and one seniors housing community under a long term lease. Under RIDEA, a REIT may lease qualified healthcare properties on an arm's length basis to a taxable REIT subsidiary if the property is operated on behalf of such subsidiary by a person who qualifies as an eligible independent contractor. Seniors housing communities include independent living facilities, assisted living facilities and memory care facilities. These communities cater to different segments of the elderly population based upon their personal needs and need for assistance with the activities of daily living. Services provided by our operators or tenants in these facilities are primarily paid for by the residents directly and are less reliant on government reimbursement programs such as Medicaid and Medicare. Our seniors housing communities primarily consist of assisted living and memory care units.
Assisted Living and Memory Care Facilities
Assisted living facilities ("ALFs") are licensed care facilities that provide personal care services, support and housing for those who need help with activities of daily living, such as bathing, eating and dressing, yet require limited medical care. The programs and services may include transportation, social activities, exercise and fitness programs, beauty or barber shop access, hobby and craft activities, community excursions, meals in a dining room setting and other activities sought by residents. ALFs are often in apartment-like buildings with private residences ranging from single rooms to large apartments. Certain ALFs may offer a separate facility that may provide a higher level of care for residents requiring memory care as a result of Alzheimer's disease or other forms of dementia. Levels of personal assistance are based in part on local regulations. As of December 31, 2016, our seniors housing assets consisted of 100 assisted living units and 15 memory care units.
Independent Living Facilities
Independent living facilities are designed to meet the needs of seniors who choose to live in an environment surrounded by their peers with services such as housekeeping, meals and activities. These residents generally do not need assistance with activities of daily living, however, in some of our facilities, residents have the option to contract for these services. As of December 31, 2016, our seniors housing assets did not include any independent living units.
Hospitals, Post-Acute Care and Other Facilities
Hospitals, post-acute and other facilities are leased to tenants that provide healthcare services. Hospitals can include general acute care hospitals, inpatient rehabilitation hospitals, long-term acute care hospitals and surgical and specialty hospitals. These facilities provide inpatient diagnosis and treatment, both medical and surgical, and provide a broad array of inpatient and outpatient services including surgery, rehabilitation therapy as well as diagnostic and treatment services. Post-acute facilities offer restorative, rehabilitative and custodial care for people not requiring the more extensive and complex treatment available at acute care hospitals. Ancillary revenues and revenues from sub-acute care services are derived from providing services beyond room and board and include occupational, physical, speech, respiratory and intravenous therapy, wound care, oncology treatment, brain injury care and orthopedic therapy, as well as sales of pharmaceutical products and other services. Certain facilities provide some of the foregoing services on an out-patient basis. Inpatient rehabilitation services provided by our operators and tenants in these facilities are primarily paid for by private sources or through the Medicare and Medicaid programs. As of December 31, 2016, we did not own any hospitals, post-acute care or other facilities.
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
Joint Ventures
We have and may continue to enter into joint ventures, partnerships and other co-ownership arrangements (including preferred equity investments). Some of the potential reasons to enter into a joint venture would be to acquire assets we could not otherwise acquire, to reduce our capital commitment to a particular asset, or to benefit from certain expertise that a partner might have, such as development or operational expertise, among others. As of December 31, 2016, we owned two properties through a joint venture with unaffiliated third parties.
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
In addition, it is currently our intention to limit our aggregate borrowings to 45% of the aggregate fair market value of our assets, unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation will not apply to individual real estate assets or investments. As of December 31, 2016, our secured debt leverage ratio (total secured debt divided by total assets) was approximately 3.6% and we did not have any unsecured borrowings. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under our charter. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits.
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

Tax Status
We elected and qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with the taxable year ended December 31, 2015. Commencing with such taxable year, we have been organized and operated in a manner so that we qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to remain qualified as a REIT. In order to continue to qualify for taxation as a REIT, we must, among other things, distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with accounting principles generally accepted in the United States ("GAAP")), determined without regard to the deduction for dividends paid and excluding net capital gains, and must comply with a number of other organizational and operational requirements. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax on that portion of our REIT taxable income that we distribute to our stockholders. Even if we continue to qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and properties as well as federal income and excise taxes on our undistributed income.
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
Competition from these and other third party real estate investors may limit the number of suitable investment opportunities available to us. It also may result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms. This may in turn reduce our earnings per share and negatively affect our ability to maintain distributions to stockholders.
Healthcare Regulation
Overview
The healthcare industry is subject to substantial regulation and faces increased regulation particularly relating to fraud, waste and abuse, cost control and healthcare management, including, but not limited to, the Federal Anti-Kickback Statute, the Federal Stark Law, the False Claims Act and similar state laws. We may experience a significant expansion of applicable federal, state or local laws and regulations, previously enacted or future healthcare reform, new interpretations of existing laws and regulations or changes in enforcement priorities all of which could materially impact the business and operations of our tenants and therefore our business, as detailed below. The recent U.S. presidential election, coupled with a Republican-controlled Congress, makes the repeal and replacement of the Patient Protection and Affordable Care Act (the “Affordable Care Act”) a possibility. A shift towards less comprehensive health insurance coverage and increased consumer cost-sharing on health expenditures could have a material adverse effect on our tenants’ financial conditions and results of operations and, in turn, their ability to satisfy their contractual obligations.
Our tenants and operators are subject to extensive federal, state, and local licensure laws, regulations and industry standards governing business operations, the physical plant and structure, patient rights and privacy and security of health information. Our tenants’ and operators’ failure to comply with any of these laws could result in loss of licensure, denial of reimbursement, imposition of fines or other penalties, suspension or exclusion from the government sponsored Medicare and Medicaid programs, loss of accreditation or certification, or closure of the facility. In addition, efforts by third-party payors, such as the Medicare and Medicaid programs and private insurance carriers, including health maintenance organizations and other health plans, impose greater discounts and more stringent cost controls upon healthcare provider operations (through changes in reimbursement rates and methodologies, discounted fee structures, the assumption by healthcare providers of all or a portion of the financial risk or otherwise). Our tenants and operators may also face significant limits on the scope of services reimbursed and on reimbursement rates and fees, all of which could impact their ability to pay rent or other obligations to us.

Licensure, Certification and Certificate of Need
Our tenants operate hospitals, assisted living facilities, skilled nursing facilities and other healthcare facilities that receive reimbursement for services from third-party payors, such as the government-sponsored Medicare and Medicaid programs and private insurance carriers. Participation in the Medicare and Medicaid programs generally requires the operators of a healthcare facility to be licensed and certified and be subject to compliance surveys. In granting and renewing these licenses and certifications, the state regulatory agencies consider numerous factors relating to a facility’s operations, including, but not limited to, the plant and physical structure, admission and discharge standards, staffing, training, patient and consumer rights, medication guidelines and other rules. The failure of an operator to maintain or renew any required license, certification or other regulatory approval or to correct serious deficiencies identified in compliance surveys could prevent it from continuing operations at a facility. A loss of licensure or certification or change in participation status could also adversely affect an operator's ability to receive payments from the Medicare and Medicaid programs, which, in turn, could adversely affect its ability to satisfy its contractual obligations, including making rental payments under, and otherwise complying with the terms of, its leases with us. In addition, if we have to replace an operator, we may experience difficulties in finding a replacement because our ability to replace the operator may be affected by federal and state laws governing changes in control and ownership.
Similarly, in order to receive Medicare and Medicaid reimbursement, our healthcare facilities must meet the applicable conditions of participation established by the U.S. Department of Health and Human Services ("HHS") relating to the type of facility and its equipment, personnel and standard of medical care, as well as comply with state and local laws and regulations. Healthcare facilities undergo periodic on-site licensure surveys, which generally are limited if the facility is accredited by The Joint Commission (formerly the Joint Commission on Accreditation of Healthcare Organizations) or other recognized accreditation organizations. A loss of licensure or certification could adversely affect a facility's ability to receive payments from the Medicare and Medicaid programs, which, in turn, could adversely affect its ability to satisfy its contractual obligations, including making rental payments under, and otherwise complying with the terms of, its leases with us.
Skilled nursing facilities and hospitals are also subject to various state certificate of need ("CON") laws requiring governmental approval prior to the development or expansion of healthcare facilities and services. The approval process in these states generally requires a facility to demonstrate the need for additional or expanded healthcare facilities or services. CONs, where applicable, are also sometimes necessary for changes in ownership or control of licensed facilities, addition of beds, investment in major capital equipment or introduction of new services or termination of services previously approved through the CON process. CON laws and regulations may restrict an operator's ability to expand our properties and grow its business in certain circumstances, which could have an adverse effect on the operator's revenues and, in turn, its ability to make rental payments under, and otherwise comply with the terms of, its leases with us.
Fraud and Abuse Enforcement
Various federal and state laws and regulations are aimed at actions that may constitute fraud and abuse by healthcare providers who participate in, receive payments from or make or receive referrals in connection with government-funded healthcare programs, including Medicare and Medicaid. The federal laws include, for example, the following:

•
The anti-kickback statute (Section 1128B(b) of the Social Security Act) which prohibits certain business practices and relationships, including the payment, receipt or solicitation of any remuneration, directly or indirectly, to induce a referral of any patient or service or item covered by a federal healthcare program, including Medicare and Medicaid;

•
The physician self-referral prohibition (Ethics in Patient Referral Act of 1989, commonly referred as the "Stark Law"), which prohibits referrals by physicians of Medicare or Medicaid patients to providers of a broad range of designated healthcare services in which the physicians (or their immediate family members) have ownership interests or certain other financial arrangements;

•	The False Claims Act ("FCA"), which prohibits any person from knowingly presenting false or fraudulent claims for payment by the federal government (including the Medicare and Medicaid programs); and

•	The Civil Monetary Penalties Law, which authorizes HHS to impose civil penalties administratively for fraudulent acts.
Courts have interpreted these laws broadly. Sanctions for violating these federal laws include substantial criminal and civil penalties such as punitive sanctions, damage assessments, monetary penalties, imprisonment, denial of Medicare and Medicaid payments, and exclusion from the Medicare and Medicaid programs. These laws also impose an affirmative duty on operators to ensure that they do not employ or contract with persons excluded from the Medicare and other government programs. Many states have adopted laws similar to, or more expansive than, the federal anti-fraud and abuse laws and have also adopted laws that increase patient protections, such as minimum staffing levels, criminal background checks, and restrictions on the use and disclosure of health information, and these state laws have their own penalties which may be in addition to federal penalties.

In the ordinary course of their business, the operators at our properties are subject regularly to inquiries, investigations and audits by federal and state agencies that oversee applicable laws and regulations. Increased funding for investigation and enforcement efforts accompanied by an increased pressure to eliminate government waste has led to a significant increase in the number of investigations and enforcement actions over the past several years. Significant enforcement activity has been the result of actions brought by regulators, who file complaints in the name of the United States (and, if applicable, particular states) under the FCA or equivalent state statutes. The qui tam and whistleblower provisions of the FCA allow private individuals to bring actions on behalf of the government alleging that the government was defrauded with tremendous potential financial gain to private citizens who prevail.
Violations of federal or state law by an operator of our properties, or FCA actions against an operator of our properties, could have a material adverse effect on the operator's liquidity, financial condition or results of operations, which could adversely affect its ability to satisfy its contractual obligations, including making rental payments under, and otherwise complying with the terms of, its leases and other agreements with us. Federal and state fraud and abuse laws may also restrict the terms of our rental agreements with our tenants.
Privacy and Security of Health Information
Various federal and state laws protect the privacy and security of health information. For example, the Health Insurance Portability and Accountability Act of 1996, its implementing regulations and related federal laws and regulations (commonly referred to as "HIPAA") protect the privacy and security of individually identifiable health information by limiting its use and disclosure. Many states have implemented similar laws to limit the use and disclosure of patient specific health information. The federal government has increased its HIPAA enforcement over the past few years, which has increased the number of audits and enforcement actions, some of which have resulted in significant penalties to healthcare providers. Violations of federal and state privacy and security laws could have a material adverse effect on the operator’s financial condition or operations, which could adversely affect its ability to satisfy its contractual obligations, including making rental payments under, and otherwise complying with the terms of, its leases and other agreements with us.
Reimbursement
The reimbursement methodologies for healthcare facilities are constantly changing and federal and state authorities may implement new or modified reimbursement methodologies that may negatively impact healthcare operations. For example, the Affordable Care Act enacted certain reductions in Medicare reimbursement rates for various healthcare providers, as well as certain other changes to Medicare payment methodologies. The Affordable Care Act, among other things, reduced the inflation-adjusted market based increase included in standard federal payment rates for inpatient and outpatient hospital services, long-term care hospitals and inpatient rehabilitation facilities. In addition, under the Affordable Care Act, long-term acute care hospitals and inpatient rehabilitation facilities are subject to a rate adjustment to the market basket increase to reflect improvements in productivity. Accordingly, current and future payments under federal and state healthcare programs may not be sufficient to sustain a facility’s operations, which could adversely affect its ability to satisfy its contractual obligations, including making rental payments under, and otherwise complying with the terms of, its leases and other agreements with us.
The Affordable Care Act has faced ongoing legal challenges, including litigation seeking to invalidate some or all of the law or the manner in which it has been interpreted. In addition, President Trump and the majorities in both houses of Congress have stated their intention to repeal and replace the Affordable Care Act. The House and Senate recently passed a budget resolution instructing House and Senate Committees to draft legislation to repeal major portions of the Affordable Care Act. On January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. President Trump has also stated his intention to make changes to the Medicaid Program. The uncertain status of the Affordable Care Act and federal health care programs such as Medicaid affects, among other things, our ability to plan for the future.
Federal and state budget pressures also continue to escalate, and in an effort to address actual or potential budget shortfalls, Congress and many state legislatures may enact reductions to Medicare and Medicaid expenditures through cuts in rates paid to providers or restrictions in eligibility and benefits. In addition, CMS is currently in the midst of transitioning Medicare from a traditional fee for service reimbursement model to capitated, value-based, and bundled payment approaches in which the government pays a set amount for each beneficiary for a defined period of time, based on that person’s underlying medical needs, rather than the actual services provided. The result is increasing use of management tools to oversee individual providers and coordinate their services. This puts downward pressure on the number and expense of services provided. The continued trend toward capitated, value-based, and bundled payment approaches has the potential to diminish the market for certain healthcare providers, particularly specialist physicians and providers of particular diagnostic technologies. This could adversely impact the medical properties that house these physicians and medical technology providers.

Another notable Medicare health care reform initiative, the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) established a new payment framework, called the Quality Payment Program, which modified certain Medicare payments to “eligible clinicians,” including physicians, dentists, and other practitioners. MACRA represents a fundamental change in physician reimbursement. The implications of MACRA are uncertain and will depend on future regulatory activity and physician activity in the marketplace. MACRA may encourage physicians to move from smaller practices to larger physician groups or hospital employment, leading to further consolidation of the industry.
Certain of our facilities are also subject to periodic pre- and post-payment reviews and other audits by governmental authorities, which could result in recoupments, denials, or delay of payments. Recoupment of past payments or denial or delay of future payments could adversely affect an operator’s ability to satisfy its contractual obligations, including making rental payments under, and otherwise complying with the terms of, its leases and other agreements with us.
We regularly assess the financial implications of reimbursement rule changes on our tenants, but we cannot assure you that current rules or future updates will not materially adversely affect our operators and tenants, which, in turn, could have a material adverse effect on their ability to pay rent and other obligations to us. See “Risk Factors - Healthcare Industry Risks - Reductions or changes in reimbursement from third-party payors, including Medicare and Medicaid, could adversely affect the profitability of our tenants and hinder their ability to make rent payments to us” and “Risk Factors - Healthcare Industry Risks - A reduction in Medicare payment rates for skilled nursing facilities may have an adverse effect on the Medicare reimbursements received by certain of our tenants” included in Item 1A of this Annual Report on Form 10-K.
Other Regulations
Our investments are subject to various federal, state and local laws, ordinances and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity. We believe that we have all permits and approvals necessary under current law to operate our investments.
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
We did not make any material capital expenditures in connection with environmental, health, and safety laws, ordinances and regulations in 2016 and do not expect that we will be required to make any such material capital expenditures during 2017.
Employees
We have no employees. Instead, the employees of our Advisor and other affiliates of our Sponsor perform a full range of services for us, including acquisitions, property management, accounting, legal, asset management, transfer agent and investor relations services. We are dependent on these affiliates for services that are essential to us, including asset acquisition decisions, property management and other general administrative responsibilities. In the event that any of these companies were unable to provide these services to us, we would be required to provide such services ourselves by hiring our own workforce or obtaining such services from another third party at potentially higher costs.

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
Our success depends to a significant degree upon the contributions of our executive officers. Our executive officers are also executive officers of another REIT that has similar investment objectives to ours which is sponsored and advised by entities under common control with our Sponsor and our Advisor. Competition for such skilled personnel is intense, and we cannot assure you that our Advisor will be successful in attracting and retaining skilled personnel capable of meeting the needs of our business. We cannot guarantee that all, or any particular one of these key personnel, will continue to provide services to us or our Advisor, and the loss of any of these key personnel could cause our operating results to suffer. Further, we have not and do not intend to separately maintain key person life insurance on any of our Advisor’s key personnel. Moreover, any adverse changes in the financial health of our Advisor or our Property Manager could negatively impact their ability to supply us with the key personnel necessary for successful operations.
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
Our IPO raised significantly less capital than expected and we may not be able to access capital to fund our needs.
We have historically been dependent on proceeds from our primary initial public offering to provide equity capital to implement our investment strategy, reduce our borrowings, complete acquisitions, make capital expenditures and pay distributions.
We realized only $171.5 million in net proceeds from the IPO, significantly less than we had hoped to raise. There is no assurance that we will be able to access the equity capital market to raise funds going forward.
We may be unable to continue paying distributions at the same rate, if at all.
Since inception, approximately 33.6% of our distributions have been funded from net proceeds of our IPO. We have not generated positive cash flows from operations since inception. There can be no assurance that we will generate sufficient cash from our operations in the future to pay future distributions at the same rate as we have previously paid distributions. We may pay distributions from borrowings, including possible borrowings from our Advisor or its affiliates, the sale of additional securities, advances from our Advisor, and our Advisor’s deferral, suspension or waiver of its fees and expense reimbursements.

Our board of directors may change our distribution policy, in its sole discretion, at any time Maryland law also imposes limits on our ability to pay distributions. Specifically, under Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; or (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any.
We currently have $16.4 million of cash on hand. Because distributions have been funded with proceeds from the issuance of stock under our IPO, we will need to fund distributions in the future from cash flows provided by operations, proceeds from the DRIP and our cash on hand. As a result, we will have less funds available for acquiring properties or other real estate-related investments, which will reduce the return our stockholders realize on their investment in our common stock. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets or proceeds from the issuance of common stock under our DRIP may affect our ability to generate cash flows. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets will affect our ability to generate future cash flows. Funding distributions from the sale of additional securities could dilute our stockholders’ interest in us if we sell shares of our common stock or securities convertible or exercisable into shares of our common stock to third-party investors. We also have partially funded, and expect to continue to partially fund, distributions from proceeds from the DRIP, which will reduce the funds available for acquisitions, to the extent we consummate additional acquisitions, capital expenditures and for general corporate purposes. Payment of distributions from the mentioned sources will restrict our ability to generate sufficient cash flows from operations, affect our profitability or affect the distributions payable to our stockholders upon a liquidity event, any or all of which may have an adverse effect on our stockholders’ investments.
We have limited capital available to make acquisitions.
As of December 31, 2016, we had $16.4 million of proceeds remaining from our IPO, with $0.5 million earmarked for an acquisition. While we may use a portion of cash on hand to consummate additional acquisitions, we generally expect to use cash on hand to fund distributions or for working capital needs. To the extent we acquire additional properties, our acquisition activities may be exposed to, and their success may be adversely affected by, the following risks:

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

Acquired properties may expose us to unknown liability.
We may acquire properties subject to liabilities and without any recourse, or with only limited recourse, against the prior owners or other third parties with respect to unknown liabilities. As a result, if a liability were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle or contest it. Unknown liabilities with respect to acquired properties might include:

•	liabilities for clean-up of undisclosed environmental contamination;

•	claims by tenants, vendors or other persons against the former owners of the properties;

•	liabilities incurred in the ordinary course of business; and

•	claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.
Our Sponsor does not have a significant equity investment in the Company.
Our Sponsor has only invested $0.2 million in us through the purchase of 8,888 shares of our common stock at $22.50 per share. Because our Sponsor does not have a significant investment in our equity, our investors may be at a greater risk of loss because our Sponsor may have less to lose from a decrease in the value of our shares.
Because no public trading market for our shares currently exists, it will be difficult for our stockholders to sell their shares and, if our stockholders are able to sell their shares, it will likely be at a substantial discount to the public offering price.
Our charter neither requires our directors to seek stockholder approval to liquidate our assets by a specified date, nor does it require our directors to list our shares for trading on a national securities exchange by a specified date. There is no public market for our shares, and we currently have no plans to list our shares on a national securities exchange. Further, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. In addition, our charter prohibits the ownership of more than 9.8% in value of the aggregate of outstanding shares of our capital stock and more than 9.8% in value or number of shares, whichever is more restrictive, of any class or series of our capital stock, unless exempted (prospectively or retroactively) by our board of directors, which may inhibit large investors from purchasing our stockholders’ shares. Further, our board of directors could amend, suspend or terminate the SRP upon thirty days’ notice. The SRP includes numerous restrictions that limit our stockholders' ability to sell their shares, including limits on the total number of shares that may be repurchased in a given year, including the right of our board of directors to reject any request for repurchase in its sole discretion. Therefore, it is difficult for our stockholders to sell their shares promptly or at all. If a stockholder is able to sell his or her shares, it would likely be at a substantial discount to the price paid by the stockholder in the offering. There also can be no assurance that we will be able to generate capital required to fund repurchases under our SRP. It is also likely that our shares would not be accepted as the primary collateral for a loan.
If we, through our Advisor, are unable to find additional suitable investments, then we may not be able to achieve our investment objectives.
Our ability to achieve our investment objectives is dependent upon the performance of our Advisor in acquiring our investments, to the extent that we make additional investments, selecting tenants for our properties and securing independent financing arrangements. As of December 31, 2016, we have acquired 19 properties. Our stockholders must rely entirely on the management ability of our Advisor and the oversight of our board of directors.
To the extent that we determine to make additional investments, we cannot be sure that our Advisor will be successful in obtaining additional suitable investments on financially attractive terms or that, if it makes investments on our behalf, our objectives will be achieved.
We may change our targeted investments without stockholder consent.
Our assets consist of a portfolio of healthcare-related assets including medical office buildings, seniors housing and other healthcare-related facilities. We may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, our targeted investments. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations.

If we internalize our management functions, we may be unable to obtain key personnel, and our ability to achieve our investment objectives could be delayed or hindered.
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

Because they are based on estimated per share NAV, the price at which our shares may be sold under the DRIP and the price at which our shares may be repurchased by us pursuant to the SRP may not reflect the price that our stockholders would receive for their shares in a market transaction, upon liquidation of the Company and distribution of the proceeds or what a third party would pay to acquire our company.
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
Because valuations will only occur periodically, our estimated per share NAV may differ significantly from period to period.
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
Our Advisor faces conflicts of interest relating to the acquisition of assets and leasing of properties and such conflicts may not be resolved in our favor.
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
Our Advisor will face conflicts of interest relating to joint ventures, which could result in a disproportionate benefit to the other venture partners at our expense.
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
All of our executive officers, some of our directors and the key real estate and other professionals assembled by our Advisor and Property Manager are also executive officers, directors, managers, key professionals or holders of a direct or indirect controlling interests in our Advisor and our Property Manager or other Sponsor-affiliated entities. Through our Sponsor’s affiliates, some of these persons work on behalf of programs sponsored directly or indirectly by AR Global. As a result, they have duties to each of these entities, which could conflict with the duties they owe to us and could result in action or inaction detrimental to our business. Conflicts with our business and interests are most likely to arise from (a) allocation of investments and management time and services between us and the other entities, (b) our purchase of properties from, or sale of properties to, entities sponsored by affiliates of our Advisor, (c) investments with entities sponsored by affiliates of our Advisor, (d) compensation to our Advisor and (e) our relationship with our Advisor and our Property Manager.

There are conflicts of interest inherent in the incentive fee structure relating to arrangements with our Advisor and its affiliates.
Under our Advisory agreement and the limited partnership agreement of the OP (the "Partnership Agreement"), the special limited partner and its affiliates are entitled to fees, distributions and other amounts that are structured in a manner intended to provide incentives to our Advisor. Because our Advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, our Advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle it or the special limited partner to fees. In addition, the special limited partner and its affiliates’ entitlement to fees and distributions upon the sale of our assets and to participate in sale proceeds could result in our Advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle our Advisor and its affiliates, including the special limited partner, to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest. In addition, our advisory agreement, property management agreement and other agreements with our Advisor and its affiliates include covenants and conditions that are subject to interpretation and could result in disagreements.
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
Risks Related to Our Corporate Structure
We report non-GAAP financial measures such as funds from operations, modified funds from operations and net operating income, although these measures are not equivalent to our net income or loss or cash flow from operations as determined under GAAP, and are not more relevant to our operating performance.
We report funds from operations ("FFO"), modified funds from operations ("MFFO") and net operating income ("NOI"), which are non-GAAP financial measures. FFO, MFFO and NOI are not equivalent to our net income or loss or cash flow from operations as determined in accordance with GAAP. These non-GAAP measures are not more relevant to evaluating our operating performance than the GAAP measures.
Because of differences in calculating FFO, MFFO and NOI in comparison to GAAP net income, these measures may not be accurate indicators of our operating performance. In addition, FFO, MFFO and NOI are not indicative of cash flow available to fund cash needs and investors should not consider FFO, MFFO and NOI as alternatives to cash flows from operations or an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to pay distributions to our stockholders. Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO, MFFO or NOI. Also, because not all companies calculate FFO, MFFO and NOI the same way, comparisons with other companies may not be meaningful.

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
Our charter permits our board of directors to authorize the issuance of up to 350.0 million shares of stock. In addition, our board of directors, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our board of directors may also classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions and limitations as to dividends or other distributions, qualifications or terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.
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

•	our liquidation or dissolution;

•	certain reorganizations of our company, as provided under Maryland law; and

•	certain mergers, consolidations or sales or other dispositions of all or substantially all our assets, as provided under Maryland law.
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
Stockholders’ interest in us may be diluted if the price we pay in respect of shares repurchased under our share repurchase program exceeds book value or the Estimated NAV per share.
The prices we may pay for shares repurchased under our SRP may exceed the book value or net asset value of the shares at the time of repurchase, which may reduce the NAV of the remaining shares.

Our stockholders’ interest in us will be diluted if we issue additional shares, which could adversely affect the value of an investment in our common stock.
Existing stockholders do not have preemptive rights to any shares issued by us in the future. Our charter currently authorizes us to issue 350.0 million shares of stock, of which 300.0 million shares are classified as common stock and 50.0 million shares are classified as preferred stock. Our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of any class or series of stock, or may classify or reclassify any unissued shares into other classes or series of stock without the necessity of obtaining stockholder approval. All such shares may be issued in the discretion of our board of directors, except that the issuance of preferred stock must be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. Stockholders will suffer dilution (percentage interest) and potential economic dilution of their equity investment in us from any sales of additional shares in the future, including those issued pursuant to the DRIP. In addition, the Partnership Agreement contains provisions that would allow, under certain circumstances, other entities, including other AR Global-sponsored programs, to merge into or cause the exchange or conversion of their interest for interests of the OP. Because the limited partnership interests may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between the OP and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders.
Future offerings of equity securities which are senior to our common stock for purposes of dividend distributions or upon liquidation, may adversely affect the value of our common stock.
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
Payment of fees to our Advisor and its affiliates reduces cash available for investment and other purposes.
Our Advisor and its affiliates perform various services for us and will be paid fees for these services, which could be substantial. Payment of these fees will reduce the amount of cash available for investment in properties or distribution to stockholders and will result in immediate dilution to the value of an investment in our common stock.
We depend on the OP and its subsidiaries for cash flow and we are structurally subordinated in right of payment to the obligations of the OP and its subsidiaries.
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
We generated 5% or more of our total annualized rental income on a straight-line basis for the fiscal year ended December 31, 2016 from the following five major tenants, including, for this purpose, all affiliates of such tenants:

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
The following five states represented 5% or more of our consolidated annualized rental income on a straight-line basis for the fiscal year ended December 31, 2016:

State	Percentage of Straight-Line Rental Income
Florida	8.6%
Georgia	11.8%
Illinois	42.1%
Michigan	9.7%
Minnesota	8.8%

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
If a tenant declares bankruptcy, we may be unable to collect balances due under the relevant lease.
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
A tenant or lease guarantor bankruptcy could delay efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. Such an event could cause a decrease or cessation of rental payments. In the event of a bankruptcy, we cannot assure our stockholders that the tenant or its trustee will assume our lease.
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
If we enter into sale-leaseback transactions, we will use commercially reasonable efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease” for tax purposes, thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes. However, the IRS may challenge such characterization. In the event that any such sale-leaseback transaction is challenged and characterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so characterized, we might fail to satisfy the REIT qualification “asset tests” or “income tests” and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated, which might also cause us to fail to meet the distribution requirement for a taxable year.
Properties that have vacancies for a significant period of time could be difficult to sell and may be decline in value.
A property may have vacant space resulting from tenant defaults or the expiration of tenant leases. If vacancies continue for a long period of time, our revenues will likely decline and property value may be impacted because a property’s market value typically depends upon the value of the cash flow generated by the properties. Prolonged vacancies reduce this cash flow which would likely, therefore, reduce the value of the affected property.
We may obtain only limited warranties when we purchase a property and would have only limited recourse if our due diligence did not identify any issues that lower the value of the applicable property.
The seller of a property may seek to sell a property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties will limit our recourse against a seller if we discover problems after closing which could cause us to lose some or all our invested capital in the property as well as the loss of rental income from that property.
We may be unable to secure funds for future tenant improvements or capital needs.
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
Some of our leases may not contain rental increases over time. Therefore, the value of the property to a potential purchaser may not increase over time, which may lessen demand for such property, or if we are able to sell such property, may lead to a sale price less than the price that we paid to purchase the property.
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

Rising expenses could reduce cash flow and funds available for future acquisitions.
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
Real estate-related taxes may increase and if these increases are not passed on to tenants, our income will be reduced.
From time to time our property taxes increase as property values or assessment rates change or for other reasons deemed relevant by the assessors. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. There is no assurance that leases will be negotiated on a basis that passes such taxes on to the tenant. Increases not passed through to tenants will adversely affect our income.
Properties may be subject to restrictions on their use that affect our ability to operate a property.
Some of our properties may be contiguous to other parcels of real property, comprising part of the same commercial center. In connection with such properties, there are significant covenants, conditions and restrictions ("CC&Rs") restricting the operation of such properties and any improvements on such properties, and related to granting easements on such properties. Moreover, the operation and management of the contiguous properties may impact such properties. Compliance with CC&Rs may adversely affect our operating costs.
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
We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships, and other entities engaged in real estate investment activities, many of which have greater resources than we do. Larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Any such increase would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties and other investments, our profitability and returns on our assets will be reduced.
Our properties face competition that may affect tenants’ ability to pay rent.
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

If we sell properties by providing financing to purchasers, defaults by the purchasers would adversely affect our cash flows.
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
Our recovery of an investment in a mortgage, bridge or mezzanine loan that has defaulted may be limited, resulting in losses to us.
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
We may enter into joint ventures, partnerships and other co-ownership arrangements (including preferred equity) for the purpose of making investments. In such event, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-ventures might become bankrupt or fail to fund their required capital contributions. Co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the co-venturer would have full control over the joint venture. Disputes between us and co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with co-venturers might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our co-venturers.
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
Net leases may not result in fair market lease rates over time.
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
Investments in real properties are relatively illiquid. We may not be able to quickly alter our portfolio or generate capital by selling properties. The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. If we need or desire to sell a property or properties, we cannot predict whether we will be able to do so at a price or on the terms and conditions acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Further, we may be required to invest monies to correct defects or to make improvements before a property can be sold. There is no assurance we will have funds available to correct these defects or to make these improvements. Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These provisions would restrict our ability to sell a property.
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
Healthcare Industry Risks
Our real estate investments are concentrated in MOBs, seniors housing communities and other healthcare-related facilities, making us more vulnerable economically than if our investments were less focused on healthcare-related assets.
We own and seek to acquire a diversified portfolio of healthcare-related assets including MOBs, seniors housing communities and other healthcare-related facilities. We are subject to risks inherent in concentrating investments in real estate and, in particular, healthcare-related assets. A downturn in the commercial real estate industry generally could significantly adversely affect the value of our properties. A downturn in the healthcare industry could particularly negatively affect our lessees' ability to make lease payments to us and our ability to make distributions to our stockholders. These adverse effects could be more pronounced than if we diversified our investments outside of real estate or if our portfolio did not include a concentration in healthcare-related assets.

Certain of our properties may not have efficient alternative uses, so the loss of a tenant may cause us to not be able to find a replacement or cause us to spend considerable capital to adapt the property to an alternative use.
Some of our properties and the properties we will seek to acquire are healthcare-related assets that may only be suitable for similar healthcare-related tenants. If we or our tenants terminate the leases for these properties or our tenants lose their regulatory authority to operate such properties, we may not be able to locate suitable replacement tenants to lease the properties for their specialized uses. Alternatively, we may be required to spend substantial amounts to adapt the properties to other uses.
Our properties and tenants may be unable to compete successfully.
The properties we have acquired and will acquire may face competition from nearby hospitals and other medical facilities that provide comparable services. Some of those competing facilities are owned by governmental agencies and supported by tax revenues, and others are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. These types of support are not available to our properties. Similarly, our tenants face competition from other medical practices in nearby hospitals and other medical facilities. Our tenants' failure to compete successfully with these other practices could adversely affect their ability to make rental payments, which could adversely affect our rental revenues.
Further, from time to time and for reasons beyond our control, referral sources, including physicians and managed care organizations, may change their lists of hospitals or physicians to which they refer patients. This could adversely affect our tenants' ability to make rental payments, which could adversely affect our rental revenues.
Reductions or changes in reimbursement from third-party payors, including Medicare and Medicaid, could adversely affect the profitability of our tenants and hinder their ability to make rent payments to us.
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
The healthcare industry continues to face various challenges, including increased government and private payor pressure on healthcare providers to control or reduce costs. Coverage expansions under the Affordable Care Act through the Medicaid expansion and health insurance exchanges may be scaled back under the new presidential administration and Republican controlled Congress. The Affordable Care Act has faced ongoing legal challenges. President Trump and the majorities in both houses of Congress have stated their intention to repeal and replace the Affordable Care Act. The House and Senate recently passed a budget resolution instructing House and Senate Committees to draft legislation to repeal major portions of the Affordable Care Act. On January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers or manufacturers of pharmaceuticals or medical devices. President Trump has also stated his intention to make changes to the Medicaid program. We cannot ensure that our tenants who currently depend on governmental or private payer reimbursement will be adequately reimbursed for the services they provide. The uncertain status of the Affordable Care Act and federal health care programs and the impact it may have on our tenants affects our ability to plan.
Our tenants may continue to experience a shift in payor mix away from fee-for-service payors, resulting in an increase in the percentage of revenues attributable to managed care payors, and general industry trends that include pressures to control healthcare costs. In addition, some of our tenants may be subject to value-based purchasing programs, which base reimbursement on the quality and efficiency of care provided by facilities and require the public reporting of quality data and preventable adverse events to receive full reimbursement. Pressures to control healthcare costs and a shift away from traditional health insurance reimbursement to managed care plans have resulted in an increase in the number of patients whose healthcare coverage is provided under managed care plans, such as health maintenance organizations and preferred provider organizations. MACRA has also established a new payment framework, which will modify certain Medicare payments to eligible clinicians, representing a fundamental change to physician reimbursement. These changes could have a material adverse effect on the financial condition of some or all of our tenants in our properties. The financial impact on our tenants could restrict their ability to make rent payments to us.

A reduction in Medicare payment rates for skilled nursing facilities may have an adverse effect on the Medicare reimbursements received by certain of our tenants.
Several government initiatives have resulted in reductions in funding of the Medicare and Medicaid programs and additional changes in reimbursement regulations by the Centers for Medicare & Medicaid Services ("CMS"), contributing to enhanced pressure to contain healthcare costs and additional operational requirements, which could adversely affect our tenants' ability to make rent payments to us.
On April 16, 2015, President Obama signed MACRA into law, which among other things, permanently repealed the Sustainable Growth Rate formula ("SGR"), which threatened physician reimbursement under Medicare, and provided for an annual rate increase of 0.5% for physicians through 2019. The law also provides for a 1% update on the market basket increase for skilled nursing facilities for fiscal year 2018. MACRA established a new payment framework, called the Quality Payment Program, which modified certain Medicare payments to “eligible clinicians,” including physicians, dentists, and other practitioners. MACRA represents a fundamental change in physician reimbursement. The implications of MACRA are uncertain and will depend on future regulatory activity and physician activity in the marketplace. MACRA may encourage physicians to move from smaller practices to larger physician groups or hospital employment, leading to further industry consolidation.
In addition, on July 30, 2015, CMS announced a final rule that increased Medicare payments to skilled nursing facilities by approximately $430 million, or 1.2%, for fiscal year 2016. If these rate increases and payments under Medicare to our tenants do not continue or increase, our tenants may have difficulty making rent payments to us.
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
Certain of our facilities may be subject to pre- and post-payment reviews and audits by governmental authorities, which could result in recoupments, denials or delay of payments and could adversely affect the profitability of our tenants.
Certain of our facilities may be subject to periodic pre- and post-payment reviews and audits by governmental authorities. If the review or audit shows a facility is not in compliance with federal and state requirements, previous payments to the facility may be recouped and future payments may be denied or delayed. Recoupments, denials or delay of payments could adversely affect the profitability of our tenants and hinder their ability to make rent payments to us.
Events that adversely affect the ability of seniors and their families to afford daily resident fees at our seniors housing communities could cause our occupancy rates and resident fee revenues to decline.
Assisted and independent living services generally are not reimbursable under government reimbursement programs, such as Medicare and Medicaid. Substantially all of the resident fee revenues generated by our senior living operations, therefore, are derived from private pay sources consisting of the income or assets of residents or their family members. The rates for such residents are set by the facilities based on local market conditions and operating costs. In light of the significant expense associated with building new properties and staffing and other costs of providing services, typically only seniors with income or assets that meet or exceed the comparable region median can afford the daily resident and care fees at our seniors housing communities, and a weak economy, depressed housing market or changes in demographics could adversely affect their continued ability to do so. If the managers of our seniors housing communities are unable to attract and retain seniors that have sufficient income, assets or other resources to pay the fees associated with assisted and independent living services, the occupancy rates, resident fee revenues and results of operations of our senior living operations could decline.

The healthcare industry is heavily regulated, and new laws or regulations, changes to existing laws or regulations, loss of licensure or failure to obtain licensure could result in the inability of our tenants to make rent payments to us.
The healthcare industry is heavily regulated by federal, state and local governmental bodies. The tenants in medical facilities we acquire generally are subject to laws and regulations covering, among other things, licensure, certification for participation in government programs, relationships with physicians and other referral sources, and the privacy and security of patient health information. Changes in these laws and regulations could negatively affect the ability of our tenants to make lease payments to us and our ability to make distributions to our stockholders. Many of our medical facilities and their tenants may require a license or CON to operate. Failure to obtain a license or CON, or loss of a required license or CON, would prevent a facility from operating in the manner intended by the tenant. These events could materially adversely affect our tenants' ability to make rent payments to us. State and local laws also may regulate expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction of medical facilities, by requiring a CON or other similar approval. State CON laws are not uniform throughout the United States and are subject to change. We cannot predict the impact of state CON laws on our improvement of medical facilities or the operations of our tenants. In addition, state CON laws often materially impact the ability of competitors to enter into the marketplace of our facilities. The repeal of CON laws could allow competitors to freely operate in previously closed markets. This could negatively affect our tenants' abilities to make current payments to us. In limited circumstances, loss of state licensure or certification or closure of a facility could ultimately result in loss of authority to operate the facility and require new CON authorization to re-institute operations.
Furthermore, uncertainty surrounding the implementation of the Affordable Care Act may adversely affect our operators. As the primary vehicle for comprehensive healthcare reform in the United States, the Affordable Care Act was designed to reduce the number of individuals in the United States without health insurance and change the ways in which healthcare is organized, delivered and reimbursed. The Affordable Care Act has faced ongoing legal challenges, including litigation seeking to invalidate some or all of the law or the manner in which it has been interpreted. President Trump and the majorities in both houses of Congress have stated their intention to repeal and replace the Affordable Care Act. We are unable to predict the scope of future federal, state and local regulations and legislation, including Medicare and Medicaid statutes and regulations, or the intensity of enforcement efforts with respect to such regulations and legislation, and any changes in the regulatory framework may have a material adverse effect on our tenants, which, in turn, could have a material adverse effect on us.
The Affordable Care Act includes program integrity provisions that both create new authorities and expand existing authorities for federal and state governments to address fraud, waste and abuse in federal health programs. In addition, the Affordable Care Act expands reporting requirements and responsibilities related to facility ownership and management, patient safety and care quality. In the ordinary course of their businesses, our operators may be regularly subjected to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations. If they do not comply with the additional reporting requirements and responsibilities, our operators' ability to participate in federal health programs may be adversely affected. Moreover, there may be other aspects of the comprehensive healthcare reform legislation for which regulations have not yet been adopted, which, depending on how they are implemented, could materially and adversely affect our operators, and therefore our business, financial condition, results of operations and ability to pay distributions to our stockholders.
The Affordable Care Act also requires the reporting and return of overpayments. On February 11, 2016, CMS published a final rule that requires Medicare Parts A and B health care providers and suppliers to report and return overpayments by the later of the date that is 60 days after the date an overpayment was identified, or the due date of any corresponding cost report, if applicable. Healthcare providers that fail to report and return an overpayment could face potential liability under the False Claims Act and the Civil Monetary Penalties law and exclusion from federal healthcare programs. Accordingly, if our operators fail to comply with the Affordable Care Act’s requirements, they may be subject to significant monetary penalties and excluded from participation in Medicare and Medicaid, which could materially and adversely affect their ability to pay rent and satisfy other financial obligations to us.
Residents in our seniors housing communities may terminate leases.
State regulations generally require assisted living communities to have a written lease agreement with each resident that permits the resident to terminate his or her lease for any reason on reasonable notice, unlike typical apartment lease agreements that have initial terms of one year or longer. Due to these lease termination rights and the advanced age of the residents, the resident turnover rate in our seniors housing communities may be difficult to predict. A large number of resident lease agreements may terminate at or around the same time, and the affected units may remain unoccupied.
Some tenants of our healthcare-related assets are subject to fraud and abuse laws, the violation of which by a tenant may jeopardize the tenant's ability to make rent payments to us.
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
Each of these laws includes substantial criminal or civil penalties for violations that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments and/or exclusion from the Medicare and Medicaid programs. Certain laws, such as the False Claims Act, allow for individuals to bring whistleblower actions on behalf of the government for violations thereof. Significant enforcement activity has been the result of actions brought by these relators. Additionally, states in which the facilities are located may have similar fraud and abuse laws. Investigation by a federal or state governmental body for violation of fraud and abuse laws, and these state laws have their own penalties which may be in additional to federal penalties.
Investigation by a federal or state governmental body for violation of fraud and abuse laws or imposition of any of these penalties upon one of our tenants could jeopardize that tenant's business and its ability to operate or to make rent payments.
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
As is typical in the healthcare industry, certain types of tenants of our healthcare-related assets may often become subject to claims that their services have resulted in patient injury or other adverse effects. Many of these tenants may have experienced an increasing trend in the frequency and severity of professional liability and general liability insurance claims and litigation asserted against them. The insurance coverage maintained by these tenants may not cover all claims made against them nor continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims or litigation may not, in certain cases, be available to these tenants due to state law prohibitions or limitations of availability. As a result, these types of tenants operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits. Recently, there has been an increase in governmental investigations of certain healthcare providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Insurance is not available to cover such losses. Any adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on a tenant's financial condition. If a tenant is unable to obtain or maintain insurance coverage, if judgments are obtained in excess of the insurance coverage, if a tenant is required to pay uninsured punitive damages, or if a tenant is subject to an uninsurable government enforcement action, the tenant could be exposed to substantial additional liabilities, which may affect the tenant's business, operations and ability to pay rent to us.

We may experience adverse effects as a result of potential financial and operational challenges faced by the operators of any seniors housing facilities and skilled nursing facilities we own or acquire.
Operators of any seniors housing facilities and skilled nursing facilities may face operational challenges from potentially reduced revenue streams and increased demands on their existing financial resources. Our skilled nursing operators' revenues likely are primarily derived from governmentally funded reimbursement programs, such as Medicare and Medicaid. Accordingly, our facility operators will be subject to the potential negative effects of decreased reimbursement rates offered through such programs. Our operators' revenue may also be adversely affected as a result of falling occupancy rates or slow lease-ups for assisted and independent living facilities due to the recent turmoil in the capital debt and real estate markets. In addition, our facility operators may incur additional demands on their existing financial resources as a result of increases in seniors housing facility operator liability, insurance premiums and other operational expenses. The economic deterioration of an operator could cause such operator to file for bankruptcy protection. The bankruptcy or insolvency of an operator may adversely affect the income produced by the property or properties it operates. Our financial position could be weakened and our ability to make distributions could be limited if any of our seniors housing facility operators were unable to meet their financial obligations to us.
Our operators' performance and economic condition may be negatively affected if they fail to comply with various complex federal and state laws that govern a wide array of referrals, relationships and licensure requirements in the senior healthcare industry. The violation of any of these laws or regulations by a seniors housing facility operator may result in the imposition of fines or other penalties that could jeopardize that operator's ability to make payment obligations to us or to continue operating its facility. In addition, legislative proposals are commonly being introduced or proposed in federal and state legislatures that could affect major changes in the seniors housing sector, either nationally or at the state level. It is impossible to say with any certainty whether this proposed legislation will be adopted or, if adopted, what effect such legislation would have on our facility operators and our seniors housing operations.
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
Increases in interest rates could increase the amount of our debt payments.
We expect that we will incur indebtedness in the future. To the extent that we incur variable rate debt, increases in interest rates would increase our interest costs, which could reduce our cash flows. If we refinance long-term debt at high interest rates it may reduce the cash we have available to make distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.
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
We bear the risks of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the real estate debt security. In the event of the bankruptcy of a real estate debt security borrower, the real estate debt security to that borrower will be deemed to be collateralized only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the real estate debt security will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a real estate debt security can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed real estate debt security. We also may be forced to foreclose on certain properties, be unable to sell these properties and be forced to incur substantial expenses to improve operations at the property.
Disruptions in the financial markets and challenging economic conditions could adversely impact the commercial mortgage market, as well as the market for real estate-related debt investments generally.
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
No assurances can be given that we can make an accurate assessment of the yield to be produced by an investment. Many factors beyond our control are likely to influence the yield on the investments, including competitive conditions in the local real estate market, local and general economic conditions and the quality of management of the underlying property. Our inability to accurately assess investment yields may result in our purchasing assets that do not perform as well as expected.
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
We may enter into hedging transactions to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or own real estate assets. To the extent that we use derivative financial instruments in connection with these risks, we will be exposed to credit, basis and legal enforceability risks. Derivative financial instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. There is no assurance we will be able to manage these risks.

U.S. Federal Income Tax Risks
Our failure to remain qualified as a REIT would subject us to U.S. federal income tax and potentially state and local tax.
We have elected and qualified to be taxed as a REIT commencing with our taxable year ended December 31, 2015 and intend to operate in a manner that would allow us to continue to qualify as a REIT. However, we may terminate our REIT qualification, if our board of directors determines that not qualifying as a REIT is in our best interests, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. The REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to qualify or remain qualified as a REIT is not binding on the IRS and is not a guarantee that we will qualify, or continue to qualify, as a REIT. Accordingly, we cannot be certain that we will be successful in operating so we can qualify or remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also requires us to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.
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
Even if we maintain our status as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect) we would be subject to tax on the income that does not meet the income test requirements. We also may decide to retain net capital gains we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed REIT taxable income. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of the OP or at the level of the other companies through which we indirectly own our assets, such as taxable REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes.
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

Certain of our business activities are potentially subject to the prohibited transaction tax.
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
The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax.
Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties
The following table presents certain additional information about the properties we owned as of December 31, 2016:

Property/Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy	Remaining Lease Term	Base Purchase Price (1)
						(In thousands)
Medical Office Buildings:
DaVita Bay Breeze — Largo, FL	Mar. 2015	1	7,247	100.0%	10.4	$1,650
RAI Clearwater — Clearwater, FL	Apr. 2015	1	14,936	100.0%	7.9	4,750
DaVita Hudson — Hudson, FL	May 2015	1	8,984	100.0%	7.7	2,725
Rockwall Medical Plaza — Rockwall, TX	Jun. 2015	1	18,176	100.0%	3.2	6,639
Decatur Medical Office Building — Decatur, GA	Jul. 2015	1	20,800	100.0%	5.9	5,100
Buckeye Health Center — Cleveland, OH	Aug. 2015	1	25,070	100.0%	3.3	5,550
Philip Professional Center — Lawrenceville, GA	Aug. 2015	2	31,483	93.9%	11.6	9,000
Illinois CancerCare Clinic — Galesburg, IL	Aug. 2015	1	9,211	100.0%	7.7	3,400
Galesburg VA Outpatient Clinic — Galesburg, IL	Aug. 2015	1	9,979	100.0%	6.6	2,630
Woodlake Office Center — Woodbury, MN	Sep. 2015	1	36,375	100.0%	5.8	14,900
Greenfield Medical Center — Gilbert, AZ	Oct. 2015	1	28,489	100.0%	3.5	7,000
Lee Memorial Health System Outpatient Center — Ft. Meyers, FL	Oct. 2015	1	24,174	100.0%	1.7	5,275
Beaumont Medical Center — Warren, MI	Dec. 2015	1	35,219	95.2%	5.0	13,650
Madison Medical Plaza — Joliet, IL	Dec. 2015	1	70,023	89.4%	4.6	19,500
UnityPoint Clinic — Muscatine, IA	Dec. 2015	1	21,767	100.0%	8.3	5,887
UnityPoint Clinic — Moline, IL	Dec. 2015	1	14,640	100.0%	7.0	3,767
Total Medical Office Buildings:		17	376,573	97.1%	5.9	111,423
Triple-Net Leased Healthcare Facility(2):
Arcadian Cove Assisted Living — Richmond, KY	Aug. 2015	1	34,659	100.0%	13.7	4,775
Seniors Housing — Operating Property:
Cedarhurst of Collinsville — Collinsville, IL	Aug. 2015	1	56,700	95.2%	N/A	11,600
Portfolio, December 31, 2016		19	467,932			$127,798
_______________

(1)	Contract purchase price, excluding acquisition related costs.

(2)
Revenues for our triple-net leased healthcare facility generally consist of fixed rental amounts (subject to annual contractual escalations) received from our tenant in accordance with the applicable lease terms and do not vary based on the underlying operating performance of the property. As of December 31, 2016, the property leased to our seniors housing — triple net leased tenant had operating occupancy of approximately 98.0%. While occupancy rates may affect the profitability of our tenant's operations, they do not have a direct impact on our revenues or financial results. Occupancy statistics for our triple-net leased healthcare facility are compiled through reports from the tenant and have not been independently validated by us.

N/A	Not applicable

The following table details the geographic distribution, by state, of our portfolio as of December 31, 2016:

State	Number of Buildings	Annualized Rental Income (1)	Annualized Rental Income as a Percentage of the Total Portfolio	Rentable Square Feet	Percentage of Portfolio Rented Square Feet
		(In thousands)
Arizona	1	$583	4.8%	28,489	6.1%
Florida	4	1,054	8.6%	55,341	11.8%
Georgia	3	1,445	11.8%	52,283	11.2%
Illinois	5	5,132	42.1%	160,553	34.3%
Iowa	1	434	3.6%	21,767	4.7%
Kentucky	1	418	3.4%	34,659	7.4%
Michigan	1	1,189	9.7%	35,219	7.5%
Minnesota	1	1,072	8.8%	36,375	7.8%
Ohio	1	402	3.3%	25,070	5.4%
Texas	1	471	3.9%	18,176	3.8%
Total	19	$12,200	100.0%	467,932	100.0%
_______________

(1)
Annualized rental income for the leases in place in the property portfolio as of December 31, 2016 on a straight-line basis, which includes tenant concessions such as free rent, as applicable, as well as annualized revenue from our seniors housing — operating property.

Future Minimum Lease Payments
The following table presents future minimum base rental cash payments due to us over the next ten years and thereafter as of December 31, 2016. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to performance thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Rent Payments
2017	$8,909
2018	8,691
2019	8,297
2020	7,827
2021	6,431
2022	4,982
2023	3,279
2024	2,565
2025	1,505
2026	1,298
Thereafter	5,217
$59,001

Future Lease Expirations Table
The following is a summary of lease expirations for the next ten years at the properties we owned as of December 31, 2016:

Year of Expiration	Number of Leases Expiring	Annualized Rental Income (1)	Annualized Rental Income as a Percentage of the Total Portfolio (2)	Leased Rentable Square Feet	Percent of Portfolio Rentable Square Feet Expiring (2)
		(In thousands)
2017	4	$288	3.1%	11,922	3.0%
2018	4	517	5.5%	30,602	7.6%
2019	6	375	4.0%	16,019	4.0%
2020	7	1,320	14.2%	66,570	16.6%
2021	9	1,506	16.2%	56,281	14.1%
2022	4	1,953	21.0%	65,897	16.5%
2023	3	713	7.6%	30,877	7.7%
2024	6	821	8.8%	33,131	8.3%
2025	2	533	5.7%	26,381	6.6%
2026	1	197	2.1%	5,000	1.2%
Total	46	$8,223	88.2%	342,680	85.6%
_______________

(1)
Annualized rental income for the leases in place in the property portfolio as of December 31, 2016, excluding our seniors housing — operating property, on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

(2)	Excludes our seniors housing — operating property.
Tenant Concentration
As of December 31, 2016, we did not have any tenants (including for this purpose, all affiliates of such tenants) whose annualized rental incomes on a straight-line basis represented 10% or greater of total annualized rental income for the portfolio on a straight-line basis.
Significant Portfolio Properties
The rentable square feet or annualized straight-line rental income of the following properties represent 5% or more of our total portfolio rentable square feet or annualized straight-line rental income as of December 31, 2016:
Decatur Medical Office Building — Decatur, GA
In July 2015, we purchased Decatur Medical Office Building, which is comprised of 20,800 rentable square feet and is 100% leased to Georgia Cancer Specialists I, P.C., which is nationally recognized for its advanced cancer treatment and research. As of December 31, 2016, the property had 5.9 years remaining on its lease which expires in November 2022. The lease has annualized rental income on a straight-line basis of $0.6 million and contains escalations of 2.0% annually. The lease does not contain any renewal options.
Buckeye Health Center — Cleveland, OH
In August 2015, we purchased Buckeye Health Center, which is comprised of 25,070 rentable square feet and is 100% leased to MetroHealth Buckeye Medical Group, a nationally ranked academic medical center and one of the largest, most comprehensive healthcare providers in northeast Ohio. As of December 31, 2016, the property had 3.3 years remaining on its lease which expires in April 2020. The lease has annualized rental income on a straight-line basis of $0.4 million. The lease contains three five-year renewal options and does not contain any rental escalations.

Philip Professional Center — Lawrenceville, GA
In August 2015, we purchased Philip Professional Center, which is comprised of 31,483 rentable square feet and was 93.9% leased to four tenants as of December 31, 2016. The following table lists tenants in Philip Professional Center whose square footage was greater than 10% of the total leased square footage of Philip Professional Center as of December 31, 2016:

Tenant	Number of Suites Occupied by Tenant	Rented Square Feet	Rented Square Feet as a % of Philip Professional Center Leased Total	Lease Expiration	Remaining Lease Term (1)	Renewal Options	Rental Escalations	Annualized Rental Income (2)
								(In thousands)
Kaiser Permanente	1	7,948	26.9%	Aug. 2020	3.7	One Five-year	2.5% Annually	$151
Georgia Pain and Wellness LLC	2	3,782	12.8%	Oct. 2019	2.8	Two Five-year	2.5% Annually	68
United States of America	1	15,601	52.8%	Aug. 2032	15.6	None	1.6% Annually	552
_______________

(1)	Remaining lease term in years as of December 31, 2016.

(2)	Annualized rental income for the leases in place at the property as of December 31, 2016 on a straight-line basis, which includes tenant concessions such as free rent, as applicable.
Cedarhurst of Collinsville — Collinsville, IL
In August 2015, we purchased Cedarhurst of Collinsville, a seniors housing community located in Collinsville, Illinois. Cedarhurst of Collinsville, which is managed on our behalf by an independent third-party operator, contains 56,700 rentable square feet and consists of 51 units dedicated to assisted living patients and 15 units dedicated to memory care patients. As of December 31, 2016, the facility was 95.2% occupied.
Arcadian Cove Assisted Living — Richmond, KY
In August 2015, we purchased Arcadian Cove Assisted Living, which is comprised of 34,659 rentable square feet and is 100% leased to a subsidiary of Meridian Senior Living, LLC, a national provider of independent living, assisted living and memory care services. As of December 31, 2016, the property had 13.7 years remaining on its lease which expires in August 2030. The lease has annualized rental income on a straight-line basis of $0.4 million and contains escalations of 2.5% annually and two five-year renewal options.
Woodlake Office Center — Woodbury, MN
In September 2015, we purchased Woodlake Office Center, which is comprised of 36,375 rentable square feet and is 100% leased to Summit Orthopedic, Ltd, a regional orthopedic group that provides surgeons and a full spectrum of orthopedic sub-specialty care to patients. As of December 31, 2016, the property had 5.8 years remaining on its lease which expires in September 2022. The lease has annualized rental income on a straight-line basis of $1.1 million, contains rental escalations of 2.0% annually and has three five-year renewal options.

Greenfield Medical Center — Gilbert, AZ
In October 2015, we purchased Greenfield Medical Center, which is comprised of 28,489 rentable square feet and was 100% leased to eight tenants as of December 31, 2016. The following table lists tenants in Greenfield Medical Center whose square footage was greater than 10% of the total leased square footage of Greenfield Medical Center as of December 31, 2016:

Tenant	Number of Suites Occupied by Tenant	Rented Square Feet	Rented Square Feet as a % of Greenfield Medical Center Leased Total	Lease Expiration	Remaining Lease Term (1)	Renewal Options	Rental Escalations	Annualized Rental Income (2)
								(In thousands)
Correa Enterprises, LLC	1	2,994	10.5%	Oct. 2018	1.8	None	3.0% Annually	$70
Dignity Health	1	10,858	38.1%	Oct. 2021	4.8	One Five-year	(3)	249
Pain Doctor Management Company, LLC	1	3,749	13.2%	Sep. 2021	4.8	None	3.0% Annually	72
_______________

(1)	Remaining lease term in years as of December 31, 2016.

(2)	Annualized rental income for the leases in place at the property as of December 31, 2016 on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

(3)
A 5-year renewal option with Dignity Health commenced in November 2016 and is scheduled to terminate in October 2021, which includes a 9.8% increase in rental income during the first year of the option term with average annual rental escalations of 2.2% thereafter.

Lee Memorial Health System Outpatient Center — Ft. Meyers, FL
In October 2015, we purchased Lee Memorial Health System Outpatient Center which is comprised of 24,174 rentable square feet and is 100% leased to Lee Memorial Health System, a national health care system that operates acute care hospitals, specialty care hospitals, and outpatient and primary care facilities, under five leases. As of December 31, 2016, the property had an average of 1.7 years remaining on its leases, which expire in August and September of 2018. The leases have annualized rental income on a straight-line basis of $0.4 million and contain escalations equal to the annual increase in the Consumer Price Index ("CPI"), capped at 3.0%. Three of the five leases also contain two five-year renewal options and two of the five leases contain one six-year renewal option.

Beaumont Medical Center — Warren, MI
In December 2015, we purchased Beaumont Medical Center, which is comprised of 35,219 rentable square feet and was 95.2% leased to three tenants as of December 31, 2016. The following table lists the tenants in Beaumont Medical Center, who all leased greater than 10% of the total leased square footage of Beaumont Medical Center as of December 31, 2016:

Tenant	Number of Suites Occupied by Tenant	Rented Square Feet	Rented Square Feet as a % of Beaumont Medical Center Leased Total	Lease Expiration	Remaining Lease Term (1)	Renewal Options	Rental Escalations	Annualized Rental Income (2)
								(In thousands)
Beaumont Health	3	19,978	59.6%	(3)	5.1	(4)	Equal to the greater of 3.0% and the increase in the CPI	$731
Theodore L. Schreiber	1	5,640	16.8%	Jul. 2022	5.6	One Five-year	Equal to the greater of 3.0% and the increase in the CPI	169
Michigan Adult and Child Medicine, P.C.	1	7,917	23.6%	Jun. 2021	4.5	None	Equal to the greater of 3.0% and the increase in the CPI	288
_______________

(1)	Remaining lease term in years as of December 31, 2016.

(2)	Annualized rental income for the leases in place at the property as of December 31, 2016 on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

(3)	Beaumont Health has three leases with lease termination dates in November 2017, August 2021 and July 2026.

(4)	Two of the three leases to Beaumont Health contain no renewal options. One of the three leases to Beaumont Health contains one five-year renewal option.

Madison Medical Plaza — Joliet, IL
In December 2015, we purchased Madison Medical Plaza, which is comprised of 70,023 rentable square feet and was 89.4% leased to five tenants as of December 31, 2016. The following table lists tenants in Madison Medical Plaza whose square footage was greater than 10% of the total leased square footage of Madison Medical Plaza as of December 31, 2016:

Tenant	Number of Suites Occupied by Tenant	Rented Square Feet	Rented Square Feet as a % of Madison Medical Plaza Leased Total	Lease Expiration	Remaining Lease Term (1)	Renewal Options	Rental Escalations	Annualized Rental Income (2)
								(In thousands)
Presence Health	6	40,783	65.2%	(3)	5.3	(4)	2.5% — 3.0% Annually	$916
Heartland Cardiovascular Center, LLC	2	15,047	24.0%	(5)	4.2	(6)	3.0% Annually	342
_______________

(1)	Remaining lease term in years as of December 31, 2016.

(2)	Annualized rental income for the leases in place at the property as of December 31, 2016 on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

(3)	Presence Health has six leases with lease termination dates in September and December 2020, March and December 2021, September 2023 and March 2025.

(4)	Five of the six leases to Presence Health contain one ten-year renewal option. One of the six leases to Presence Health contains two five-year renewal options.

(5)	Heartland Cardiovascular Center, LLC has two leases with lease termination dates in October 2020 and June 2021.

(6)	One of the two leases to Heartland Cardiovascular Center, LLC contains no renewal options. One of the two leases to Heartland Cardiovascular Center, LLC contains one ten-year renewal option.
Property Financings
The following table reflects our mortgage note payable as of December 31, 2016 and 2015:

	Encumbered Properties	Outstanding Loan Amount as of		Effective Interest Rate	Interest Rate
		December 31,
Portfolio		2016	2015			Maturity
		(In thousands)
Philip Professional Center — Lawrenceville, GA	2	$4,997	$5,093	4.0%	Fixed	Oct. 2019
Deferred financing costs, net of accumulated amortization		(78)	(108)
Mortgage note payable, net of deferred financing costs		$4,919	$4,985
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
We expect to establish our estimated per share NAV no later than July 11, 2017, which is 150 days following the second anniversary of the date that we broke escrow in the IPO. After we have initially established our estimated per share NAV, we expect to update it periodically, at our board of directors' discretion, provided that such updated estimates will be made at least annually.
Holders
As of February 28, 2017, we had 6.9 million shares of common stock outstanding held by a total of 3,834 stockholders.
Distributions
We elected and qualified to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ended December 31, 2015. As a REIT, we are required to distribute at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard for the deduction for dividends paid and excluding net capital gains, to our stockholders annually. The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable, and annual distribution requirements needed to qualify and maintain our status as a REIT under the Code.
The following table details the tax treatment of the distributions paid per share during the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016		2015
Return of capital	67.4%	$1.05	93.4%	$1.04
Ordinary dividend income	32.6%	0.51	6.6%	0.07
	100.0%	$1.56	100.0%	$1.11
We have paid distributions on a monthly basis to stockholders of record on a daily basis at a rate equal to $0.0042808219 per day (changed to $0.0042691257 per day per share of common stock for the year 2016 to accurately reflect that 2016 was a leap year), or 6.25% per annum, based on a price of $25.00 per share of common stock. Distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured. The following table reflects distributions declared and paid in cash and through the DRIP to common stockholders, excluding distributions related to Class B Units as these distributions are recorded as expenses in the consolidated statements of operations and comprehensive loss, during the years ended December 31, 2016 and 2015.

(In thousands)	Total Distributions Paid	Total Distributions Declared
1st Quarter, 2016	$2,645	$2,646
2nd Quarter, 2016	2,689	2,667
3rd Quarter, 2016	2,708	2,714
4th Quarter, 2016	2,699	2,735
Total 2016	$10,741	$10,762

(In thousands)	Total Distributions Paid	Total Distributions Declared
1st Quarter, 2015	$—	$36
2nd Quarter, 2015	451	803
3rd Quarter, 2015	1,517	1,817
4th Quarter, 2015	2,334	2,550
Total 2015	$4,302	$5,206
In lieu of paying the Advisor for its asset management services in cash, we pay the Advisor an asset management subordinated participation by causing the OP to issue (subject to periodic approval by the board of directors) to the Advisor performance-based restricted, forfeitable partnership units of the OP designated as "Class B Units," in an amount equal to: (i) the excess of (A) the product of (y) 0.1875% multiplied by (z) the cost of our assets (until the NAV pricing date, then the lower of the cost of assets and the fair value of our assets) over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the IPO price minus the selling commissions and dealer manager fees). During the years ended December 31, 2016 and 2015, the Company's board of directors approved the issuance of 38,668 and 7,254 Class B Units, respectively, to the Advisor in connection with this arrangement. As Class B Units were issued in lieu of cash payments to the Advisor for its asset management services, the cash that would have been used to pay the Advisor for these services was available to fund distributions.
During the years ended December 31, 2016 and 2015, distributions paid to common stockholders totaled $10.7 million and $4.3 million, respectively, including $4.3 million and $2.2 million, respectively, which was reinvested through our DRIP. During the year ended December 31, 2016, cash used to pay distributions was generated from cash flows provided by operations, offering proceeds from issuance of common stock, and proceeds received from common stock issued under the DRIP. During the year ended December 31, 2015, cash used to pay distributions was generated from offering proceeds from issuance of common stock and proceeds received from common stock issued under the DRIP. The Property Manager elected to waive approximately $3,000 of property management fees related to the year ended December 31, 2015. This amount was available to fund distribution payments.
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
Restricted share awards entitle the recipient to receive common shares from us under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with us. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares are subject to the same restrictions as the underlying restricted shares. As of December 31, 2016 and 2015, there were 6,398 and 4,799 unvested restricted shares outstanding that were granted to independent directors pursuant to the RSP which were issued at $22.50 per share.

Sales of Unregistered Securities
Private Placement for Initial Capitalization
During the period from April 24, 2014 (date of inception) to December 31, 2014, we sold 8,888 shares of our common stock to our Sponsor under Rule 506 of Regulation D of the Securities Act of 1933 at a price of $22.50 per share for aggregate proceeds of $0.2 million which was used to fund third-party offering costs in connection with our IPO. No shares of common stock were sold to our Sponsor during the years ended December 31, 2016 or 2015.
OP Units
We are the sole general partner and hold substantially all OP units. The Advisor contributed $2,020 to the OP in exchange for 90 OP units, which represents a nominal percentage of the aggregate OP ownership, during the period from April 24, 2014 (date of inception) to December 31, 2014 and these OP units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. No OP units were issued during the years ended December 31, 2016 or 2015.
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

Issue Date	Number of Restricted Shares Issued
August 19, 2014	2,666
July 13, 2015	2,666
July 29, 2016	2,666
Use of Proceeds from Sales of Registered Securities
On August 20, 2014, we commenced our IPO on a "reasonable best efforts" basis of up to a maximum of $3.1 billion of common stock, consisting of up to 125.0 million shares, pursuant to the Registration Statement initially filed on May 28, 2014 with the SEC under the Securities Act of 1933, as amended. The Registration Statement, which was declared effective by the SEC on August 20, 2014, also covered 26.3 million shares of common stock pursuant to the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. As of December 31, 2016, we have issued 7.0 million shares of our common stock, including unvested restricted shares and shares issued pursuant to the DRIP, and received $171.5 million of offering proceeds. On August 20, 2016, the IPO lapsed in accordance with its terms. We continue to offer shares under the DRIP.
The following table reflects the offering costs associated with the issuance of common stock:

Period from April 24, 2014 (date of inception) to
(In thousands)	December 31, 2016
Selling commissions and dealer manager fees	$14,368
Other offering costs (1)	7,071
Total offering costs	$21,439
_______________

(1)	Includes $3.8 million of other offering costs that are in excess of the limitation of 2.0% of gross proceeds received from the IPO, as described below.

The Former Dealer Manager was able to reallow the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions reallowed related to the sale of shares of common stock:

Period from April 24, 2014 (date of inception) to
(In thousands)	December 31, 2016
Selling commissions and dealer manager fees	$14,368
Less:
Commissions to participating broker-dealers	(9,353)
Reallowance to participating broker-dealers	(1,550)
Net to the Former Dealer Manager	$3,465
As of December 31, 2016, we have incurred $21.4 million of cumulative offering costs in connection with registering and selling shares of our common stock. As of December 31, 2016, cumulative offering costs included $4.1 million of offering cost reimbursements incurred from the Advisor, Former Dealer Manager and Sponsor, excluding commissions and dealer manager fees.
We were responsible for offering and related costs from the IPO, excluding selling commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs, excluding selling commissions and dealer manager fees, in excess of the 2.0% limitation as of the end of the IPO are the Advisor's responsibility. The IPO lapsed in accordance with its terms on August 20, 2016. As of the end of the IPO, offering and related costs, excluding commissions and dealer manager fees, exceeded 2.0% of gross proceeds received from the IPO by $3.8 million. At the end of the IPO, the amount by which we were over the 2.0% limitation was netted against the offering costs that were previously charged to additional paid-in capital on the accompanying consolidated balance sheets. We recorded a corresponding receivable from the Advisor for this amount, which was subsequently reclassified to additional paid-in capital in the accompanying consolidated balance sheet as of December 31, 2016.
We have used and expect to continue to use substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of income producing real estate properties, focusing predominantly on MOBs and healthcare-related facilities. We may also originate or acquire first mortgage loans secured by real estate. As of December 31, 2016, we have used the net proceeds from our IPO to purchase 19 properties with an aggregate purchase price of $127.8 million. We have also used IPO proceeds to fund distributions (see the section entitled Liquidity and Capital Resources — Distributions within this document).
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our common stock is currently not listed on a national securities exchange. In order to provide stockholders with interim liquidity, our board of directors has adopted the SRP, which enables our stockholders to sell their shares back to us after they have been held for at least one year, subject to significant conditions and limitations. Our Sponsor, Advisor, directors and affiliates are prohibited from receiving a fee on any share repurchases.
Only those stockholders who purchased their shares from us or received their shares from us (directly or indirectly) through one or more non-cash transactions may be able to participate in the SRP. In other words, once our shares are transferred for value by a stockholder, the transferee and all subsequent holders of the shares are not eligible to participate in the SRP.
Repurchases of shares of our common stock, when requested, are at the sole discretion of our board of directors. Under the SRP, repurchases of shares of our common stock generally will be made semiannually (each six-month period ending June 30 or December 31, a “fiscal semester”), with the exception of any repurchases to be made in respect of requests made during the calendar year 2016, which was treated as a single period. Repurchases for any fiscal semester (other than those relating to requests made during the calendar year 2016) will be limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5.0% of the weighted average number of shares of common stock outstanding on December 31st of the previous calendar year (the "Prior Year Outstanding Shares"). Repurchases for the calendar year 2016 will be limited to 5.0% of the Prior Year Outstanding Shares. In addition, we are only authorized to repurchase shares in a given fiscal semester up to the amount of proceeds we receive from our DRIP in that same fiscal semester. If the NAV Pricing Date occurs during any fiscal semester, any repurchase requests received during such fiscal semester will be paid at the applicable NAV then in effect.

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
No minimum holding period applies to any redemption requests made following the death or qualifying disability of a stockholder. Shares repurchased in connection with the death or disability of a stockholder are repurchased at a purchase price equal to the price actually paid for the shares during our IPO until the NAV pricing date, and then at a purchase price equal to the then-current NAV (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) on or after the NAV pricing date. Our board of directors has the discretion to exempt shares purchased pursuant to our DRIP from the one-year holding requirement, if a stockholder sells back all of his or her shares. In addition, we may waive the holding period in the event of a stockholder's bankruptcy or other exigent circumstances.
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
On June 29, 2016, our board of directors further amended the SRP (the "Second SRP Amendment") to provide, solely for calendar year 2016, for a nine-month repurchase period ending September 30, 2016 and a three-month repurchase period ending December 31, 2016, instead of two semi-annual periods ending June 30 and December 31. The annual limit on repurchases under the SRP remains unchanged and continues to be limited to a maximum of 5.0% of the Prior Year Outstanding Shares and is subject to the terms and limitations set forth in the SRP. Accordingly, the nine-month repurchase period ending September 30, 2016 will be limited to a maximum of 3.75% of the Prior Year Outstanding Shares and the three-month repurchase period ending December 31, 2016 will be limited to a maximum of 1.25% of the Prior Year Outstanding Shares, and in each case will continue to be subject to the terms and conditions set forth in the SRP, as amended. The Second SRP Amendment also provides, for calendar year 2016 only, that any amendments, suspensions or terminations of the SRP will become effective on the day following tour public announcement of such amendments, suspension or termination. The Second SRP Amendment became effective on July 30, 2016 and will only apply to repurchase periods in calendar year 2016.
On September 21, 2016, our board of directors further amended the SRP (the "Third SRP Amendment") to provide, solely for calendar year 2016, for one twelve-month repurchase period ending December 31, 2016. The annual limit on repurchases under the SRP remains unchanged and continues to be limited to a maximum of 5.0% of the Prior Year Outstanding Shares and is subject to the terms and limitations set forth in the SRP. Following calendar year 2016, the repurchase periods will return to two semi-annual periods and applicable limitations set forth in the SRP. The Third SRP Amendment became effective on September 22, 2016 and will only apply to repurchase periods in calendar year 2016.
Our NAV per share will be estimated at least annually, and thus, the repurchase price may fluctuate between the redemption request day and the date on which the Company pays redemption proceeds.

The following table summarizes our SRP activity for the periods presented. The cost of the repurchased shares did not exceed DRIP proceeds during the periods presented. We funded share repurchases from proceeds from issuance of common stock under our DRIP.

	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price per Share
		(In thousands)
Period from April 24, 2014 (date of inception) to December 31, 2014	—	$—	$—
Year Ended December 31, 2015 (1)	1,021	25	24.97
Year Ended December 31, 2016 (2)	—	—	—
Cumulative repurchases as of December 31, 2016 (2)	1,021	25	$24.97
Proceeds received from shares issued under the DRIP		6,514
Excess		$6,489
_______________

(1)	Excludes rejected repurchases of 1,336 shares for approximately $33,000 at an average price per share of $24.95, which were unfulfilled as of December 31, 2015.

(2)
As permitted under the SRP, in January 2017, the Company's board of directors authorized, with respect to repurchase requests received during the year ended December 31, 2016, the repurchase of shares validly submitted for repurchase in an amount equal to 2.5% of the weighted-average number of shares of common stock outstanding during the fiscal year ended December 31, 2015, representing less than all the shares validly submitted for repurchase during the year ended December 31, 2016. Accordingly, 0.1 million shares for $1.9 million at an average repurchase price per share of $22.77 (including all shares submitted for death and disability) were approved for repurchase and completed in February 2017, while repurchase requests of 0.2 million shares for $4.0 million at an average price per share of $22.29 were rejected.

The SRP will immediately terminate if our shares are listed on any national securities exchange. In addition, our board of directors may amend, suspend (in whole or in part) or terminate the SRP at any time upon 30 days’ prior written notice to our stockholders. Further, our board of directors reserves the right, in its sole discretion, to reject any requests for repurchases.
Item 6. Selected Financial Data.
The following selected financial data as of December 31, 2016, 2015 and 2014 and for the years ended December 31, 2016 and 2015 and the period from April 24, 2014 (date of inception) to December 31, 2014 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" below:

Balance sheet data (In thousands)	December 31,
	2016	2015	2014
Total real estate investments, at cost	$129,872	$129,804	$—
Total assets	140,056	145,744	246
Mortgage note payable, net of deferred financing costs	4,919	4,985	—
Total liabilities	10,034	10,019	2,520
Total stockholders' equity (deficit)	129,558	135,253	(2,274)

	Year Ended December 31,		For the Period from April 24, 2014 (date of inception) to
Operating data (In thousands, except for share and per share data)	2016	2015	December 31, 2014
Total revenues	$14,622	$4,143	$—
Total expenses	13,524	9,215	180
Operating income (loss)	1,098	(5,072)	(180)
Total other expense	(187)	(73)	—
Income (loss) before income taxes	911	(5,145)	(180)
Income tax expense	(149)	(84)	—
Net income (loss)	762	(5,229)	(180)
Net (income) loss attributable to non-controlling interests	(17)	11	—
Net income (loss) attributable to stockholders	$745	$(5,218)	$(180)
Other data:
Cash flows provided by (used in) operating activities	$6,426	$(2,764)	$(154)
Cash flows used in investing activities	(132)	(122,506)	—
Cash flows provided by (used in) financing activities	(6,731)	141,891	341
Per share data:
Basic weighted-average shares outstanding	6,882,285	3,344,191	7,937
Basic net income (loss) per share	$0.11	$(1.56)	$(22.68)
Diluted weighted-average shares outstanding	6,887,841	3,344,191	7,937
Diluted net income (loss) per share	$0.09	$(1.56)	$(22.68)
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
Overview
We (including, as required by context, American Realty Capital Healthcare III Operating Partnership, L.P. (the "OP") and its subsidiaries) were incorporated on April 24, 2014 as a Maryland corporation that elected and qualified to be taxed as a Real Estate Investment Trust ("REIT") beginning with our taxable year ended December 31, 2015. On August 20, 2014, we commenced our initial public offering ("IPO") on a "reasonable best efforts" basis of up to 125.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, for total gross proceeds of up to $3.1 billion plus up to 26.3 million shares of common stock available pursuant to our Distribution Reinvestment Plan ("DRIP") under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.
On February 11, 2015, we received and accepted aggregate subscriptions in excess of the minimum offering amount for the IPO of $2.0 million in shares of common stock, broke general escrow and issued shares to our initial investors, who were admitted as stockholders. Our IPO lapsed in accordance with its terms in August 2016 and as of such date we had received cumulative proceeds of $165.1 million from our IPO.
As of December 31, 2016, we had 7.0 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds of $171.5 million, net of shares repurchased under the Share Repurchase Program (as amended, the "SRP") (see Note 6 — Common Stock) and including $6.5 million in proceeds received under the DRIP. Until the Net Asset Value ("NAV") pricing date (as described below) the per share purchase price of shares issued under the DRIP will be equal to $23.75 per share, which is equal to 95% of the offering price in our IPO. Beginning with the NAV pricing date, the per share price for shares under the DRIP will vary periodically and will be equal to our NAV. The NAV pricing date means the date we first publish an estimated per share NAV, which will be on or prior to July 11, 2017, which is 150 days following the second anniversary of the date that we broke escrow in our IPO.

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
On June 30, 2016, we announced that in response to the receipt of an unsolicited proposal (the "Proposal") from an entity (the "Proposing Entity") sponsored by an affiliate of American Realty Capital VII, LLC, the Company’s sponsor (the “Sponsor”), relating to a potential strategic transaction with the Proposing Entity (the "Proposed Transaction"), the Special Committee and its financial advisor had engaged in discussions with a special committee formed by the Proposing Entity (and its financial advisor) and with others. Although these discussions have progressed since the receipt of the Proposal, they have not resulted in a definitive agreement with any party. Our board of directors has not made a decision to enter into any transaction at this time, and there can be no assurance that the discussions and evaluation will result in a definitive agreement or that any such transaction would be approved by our stockholders. We do not intend to provide updates on the discussions or negotiations regarding the Proposal unless or until we determine that further disclosure is appropriate or required based on the then-current facts and circumstances.
We were formed to primarily acquire a diversified portfolio of healthcare-related assets including medical office buildings ("MOB"), seniors housing communities and other healthcare-related facilities for investment purposes. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced real estate operations in March 2015. As of December 31, 2016, we owned 19 properties consisting of 467,932 rentable square feet. As of December 31, 2016, we had $16.4 million in cash on hand. While we may use a portion of cash on hand to consummate additional acquisitions, we generally expect to use cash on hand to fund distributions or for working capital needs.
Substantially all of our business is conducted through the OP. We have no employees. American Realty Capital Healthcare III Advisors, LLC (the "Advisor") has been retained to manage the Company's affairs on a day-to-day basis. We also has retained American Realty Capital Healthcare III Properties, LLC (the "Property Manager") to serve as our property manager. The Advisor and the Property Manager are under common control with AR Global Investments, LLC (the successor business to AR Capital, LLC, "AR Global"), the parent of the Sponsor, as a result of which they are related parties, and each have received or will receive compensation, fees and other expense reimbursements from the Company for services related to managing the Company's business. The Advisor, Property Manager and Former Dealer Manager have received or will receive fees during the Company's offering, acquisition, operational and liquidation stages.
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
Real Estate Investments
Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life or improve the productive capacity of the asset. Costs of repairs and maintenance are expensed as incurred.
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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance was to become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption was not permitted under GAAP. The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. In July 2015, the FASB deferred the effective date of the revised guidance by one year to annual reporting periods beginning after December 15, 2017, although entities will be allowed to early adopt the guidance as of the original effective date. We are evaluating the impact of the implementation of this guidance, including performing a preliminary review of all revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition. We are continuing to evaluate the allowable methods of adoption.
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
In February 2016, the FASB issued an update that sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The revised guidance is effective on January 1, 2019. Early adoption is permitted. We have begun developing an inventory of all leases as well as identifying any non-lease components in our lease arrangements. We are continuing to evaluate the impact of this new guidance.
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
In November 2016, the FASB issued guidance on the classification of restricted cash in the statement of cash flows. The amendment requires restricted cash to be included in the beginning-of-period and end-of-period total cash amounts. Therefore, transfers between cash and restricted cash will no longer be shown on the statement of cash flows. The guidance is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the impact of this new guidance.
In January 2017, the FASB issued guidance that revises the definition of a business. This new guidance is applicable when evaluating whether an acquisition should be treated as either a business acquisition or an asset acquisition. Under the revised guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset or group of similar assets,  the assets acquired would not be considered a business. The revised guidance is effective for reporting periods beginning after December 15, 2017, and the amendments will be applied prospectively. Early application is permitted only for transactions that have not previously been reported in issued financial statements. We have assessed this revised guidance and expect, based on historical acquisitions, that future properties acquired will qualify as an asset acquisition rather than a business acquisition, which would result in the capitalization of related transaction costs. We have not adopted this guidance as of December 31, 2016.
Results of Operations
Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015
We were incorporated on April 24, 2014. We purchased our first property and commenced our real estate operations in March 2015. We acquired 19 properties from January 1, 2015 through December 31, 2016 (our "Acquisitions"). Accordingly, our results of operations for the year ended December 31, 2016 as compared to the year ended December 31, 2015 reflect significant increases in most categories. Net income (loss) attributable to stockholders was $0.7 million and $(5.2) million for the years ended December 31, 2016 and 2015, respectively.
Rental Income
Rental income increased $6.6 million to $9.1 million for the year ended December 31, 2016 from $2.5 million for the year ended December 31, 2015. The increase in rental income is a result of our Acquisitions of 17 MOBs and one triple-net leased healthcare facility with annualized rental income on a straight-line basis of $9.3 million.
Operating Expense Reimbursements
Operating expense reimbursements increased $2.1 million to $2.7 million for the year ended December 31, 2016, from $0.6 million for the year ended December 31, 2015. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of reimbursable property operating expenses, which may be subject to exclusions and expense floors, in addition to base rent, whereas under certain other lease agreements, the tenants are generally directly responsible for all operating costs of the respective properties. The increase in operating expense reimbursements was directly related to our Acquisitions.

Resident Services and Fee Income
Resident services and fee income increased $1.9 million to $2.9 million for the year ended December 31, 2016 from $1.0 million for the year ended December 31, 2015. Resident services and fee income is generated in connection with rent and services offered to residents in our SHOP depending on the level of care required, as well as fees associated with other ancillary services. The increase in resident services and fee income is directly related to our Acquisition of our first SHOP asset in August 2015.
Property Operating and Maintenance Expenses
Property operating and maintenance expense increased $3.9 million to $5.3 million for the year ended December 31, 2016 from $1.4 million for the year ended December 31, 2015. These costs primarily relate to the costs associated with our properties, including real estate taxes, property insurance, utilities, repairs, maintenance and unaffiliated third party property management fees, as well as costs relating to caring for the residents of our SHOP. The increase in property operating and maintenance expenses was primarily due to our Acquisitions.
Operating Fees to Related Party
Operating fees to related party decreased to approximately $31,000 for the year ended December 31, 2016 from approximately $46,000 for the year ended December 31, 2015. Operating fees to related party relates to fees paid to our Property Manager for property management services for managing our properties on a day-to-day basis. Property management fees generally will increase in direct correlation with gross revenues. The decrease in property management fees primarily relates to an adjustment of property management fees billed to us in prior periods, offset by the increase in gross revenues derived from our Acquisitions.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses of $0.4 million for the year ended December 31, 2016 primarily related to costs associated with the Strategic Review and audit fees and other costs associated with acquisitions consummated during the year ended December 31, 2015. Acquisition and transaction related expenses of $4.7 million for the year ended December 31, 2015 related to our acquisition of 19 properties with a contract purchase price of $127.8 million. Acquisition and transaction related expenses generally increase or decrease in direct correlation with the number and contract purchase price of the properties acquired during the period and the level of activity surrounding any contemplated transaction.
General and Administrative Expenses
General and administrative expenses increased $0.6 million to $1.9 million for the year ended December 31, 2016, including $0.3 million reimbursed to or incurred from related parties, from $1.3 million for the year ended December 31, 2015, including $0.3 million reimbursed to or incurred from related parties. Professional fees increased in order to support our larger real estate portfolio.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $4.3 million to $6.0 million for the year ended December 31, 2016 from $1.7 million for the year ended December 31, 2015. The increase in depreciation and amortization expense directly related to our Acquisitions. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and liabilities and depreciated or amortized over their estimated useful lives.
Interest Expense
Interest expense of $0.2 million and $0.1 million for the years ended December 31, 2016 and 2015, respectively, related to our mortgage note payable with an average monthly balance of $5.0 million during the year ended December 31, 2016 compared to an average monthly balance of $2.0 million during the year ended December 31, 2015.
Interest and Other Income
Interest income of approximately $2,000 for the year ended December 31, 2016 related to interest income on cash balances and other miscellaneous income. We did not have any interest and other income during the year ended December 31, 2015.
Income Tax Expense
Income tax expense of $0.1 million for the years ended December 31, 2016 and 2015 related to our acquisition of a SHOP using a structure permitted by RIDEA, under which a REIT may lease qualified healthcare properties on an arm's length basis to a taxable REIT subsidiary ("TRS") if the property is operated on behalf of such subsidiary by an eligible third-party independent contractor.

Net (income) loss attributable to non-controlling interest holders
Net (income) loss attributable to non-controlling interest holders was approximately $(17,000) and $11,000 for the years ended December 31, 2016 and 2015, respectively, which represents the portion of net income or loss allocated to an unaffiliated third party that owns an interest in certain of our property owning subsidiaries and is entitled to receive a proportionate share of net operating cash flow derived from the subsidiaries' properties.
Comparison of the Year Ended December 31, 2015 to the Period from April 24, 2014 (date of inception) to December 31, 2014
Rental Income
Rental income for the year ended December 31, 2015 was $2.5 million. As of December 31, 2015, we owned 17 MOBs and on triple-net leased healthcare facility, with consolidated annualized rental income of $9.3 million. We did not own any properties during the period from April 24, 2014 (date of inception) to December 31, 2014 and therefore had no rental income during such period.
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
Resident Services and Fee Income
Resident services and fee income of $1.0 million for the year ended December 31, 2015 related to rent and services offered to residents in our SHOP depending on the level of care required, as well as fees associated with other ancillary services. We did not own any SHOPs and therefore did not have any resident services and fee income during the period from April 24, 2014 (date of inception) to December 31, 2014.
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
Operating Fees to Related Party
Our Property Manager is paid a fee for property management services for managing our properties on a day-to-day basis. We incurred approximately $46,000 in property management fees from our Property Manager for the year ended December 31, 2015. We did not own any properties and therefore incurred no property management fees during the period from April 24, 2014 (date of inception) to December 31, 2014. Property management fees increase in direct correlation with gross revenues.
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
Income Tax Expense
Income tax expense of $0.1 million for the year ended December 31, 2015 primarily related to our acquisition of a SHOP using a structure permitted by RIDEA, under which a REIT may lease qualified healthcare properties on an arm's length basis to a TRS if the property is operated on behalf of such subsidiary by an eligible third-party independent contractor. We did not own any properties as of December 31, 2014 and therefore had no income tax expense during the period from April 24, 2014 (date of inception) to December 31, 2014.
Net loss attributable to non-controlling interest holders
Net loss attributable to non-controlling interest holders was approximately $11,000 for the year ended December 31, 2015, which represents the portion of net loss allocated to an unaffiliated third party that owns an interest in certain of our property owning subsidiaries and is entitled to receive a proportionate share of net operating cash flow derived from the subsidiaries' properties. We did not have any such non-controlling interest arrangements and therefore had no net income or net loss attributable to non-controlling interest holders during the period from April 24, 2014 (date of inception) to December 31, 2014.
Cash Flows for the Year Ended December 31, 2016
During the year ended December 31, 2016, net cash provided by operating activities was $6.4 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses. Cash inflows related to a net income adjusted for non-cash items of $7.0 million (net income of $0.8 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets, amortization of deferred financing costs, amortization of mortgage premium and equity-based compensation of $6.2 million), an increase in accounts payable and accrued expenses of $0.2 million related to real estate taxes for our MOBs, a $0.2 million increase in deferred rent and a decrease in restricted cash of approximately $25,000. These cash inflows were partially offset by an increase in unbilled rent receivables recorded in accordance with straight-line basis accounting of $0.5 million and an increase in prepaid expenses and other assets of $0.5 million due to tenant and other receivables and prepaid expenses.
The net cash used in investing activities during the year ended December 31, 2016 of $0.1 million related to capital expenditures.
Net cash used in financing activities of $6.7 million during the year ended December 31, 2016 consisted primarily of distributions to stockholders of $6.4 million, payments of offering costs of $0.2 million, principal payments made on our mortgage note payable of $0.1 million and distributions to non-controlling interest holders of approximately $25,000.
Cash flows for the Year Ended December 31, 2015
During the year ended December 31, 2015, net cash used in operating activities was $2.8 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses. Cash flows used in operating activities during the year ended December 31, 2015 included $4.7 million of acquisition and transaction related costs. Cash outflows related to a net loss adjusted for non-cash items of $3.4 million (net loss of $5.2 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets, amortization of deferred financing costs, amortization of mortgage premium and equity-based compensation of $1.8 million), an increase in prepaid expenses and other assets of $0.7 million due to rent receivables and other receivables, prepaid real estate taxes and property insurance as well as a $0.2 million increase in unbilled rent receivables recorded in accordance with straight-line basis accounting and a $0.1 million increase in restricted cash. These cash outflows were partially offset by an increase in accounts payable and accrued expenses of $1.2 million related to professional fees, real estate taxes and property operating expenses for our MOBs and SHOP and a $0.3 million increase in deferred rent.
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
Liquidity and Capital Resources
As of December 31, 2016, we had cash of $16.4 million and expect to fund our liquidity requirements over the next 12 months through a combination of cash on hand and operating cash flows. On August 20, 2016, the IPO lapsed in accordance with its terms and resulted in net proceeds raised of $171.5 million.
Our principal demands for cash will be for improvement costs for our properties, the payment of our operating and administrative expenses, distributions to our stockholders and share repurchases. We generally expect to use our remaining net proceeds from our IPO for these purposes, but we may also use a portion of these proceeds and borrowings to fund additional acquisitions. As of December 31, 2016, we have primarily funded our acquisitions from the net proceeds of our IPO with a limited use of mortgage debt and have not utilized any corporate lines of credit. To the extent that we make additional acquisitions, we intend to acquire our assets with cash and mortgage or other debt, but we also may acquire assets free and clear of permanent mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in OP Units, or any mix thereof.
If cash on hand and operating cash flows become insufficient to cover cash requirements, it may be necessary to obtain additional capital through equity sources. Also, we may look to generate proceeds from additional mortgage debt or obtain corporate leverage. There is no assurance that such sources of capital will be available, or, if available, that the terms will be acceptable to us.
We may borrow if we need funds to satisfy the REIT tax qualification requirement that we generally distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP, determined without regard to the deduction for dividends paid and excluding net capital gain). We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT. Under our charter, the maximum amount of our total indebtedness may not exceed 300% of our total "net assets" as defined in our charter as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments. However, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. In addition, it is currently our intention to limit our aggregate borrowings to 45% of the aggregate fair market value of our assets, unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation will not apply to individual real estate assets or investments. As of December 31, 2016, our secured debt leverage ratio (total secured debt divided by total assets) was approximately 3.6% and we did not have any unsecured borrowings. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy the requirements under our charter. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits.
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

Our board of directors has adopted the SRP, which enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash. There are limits on the number of shares we may repurchase under this program during any calendar year. We are only authorized to repurchase shares using the proceeds secured from the DRIP in any given period. The following table reflects the number of shares repurchased cumulatively through December 31, 2016:

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2015 (1)	1,021	$24.97
Year ended December 31, 2016 (2)	—	—
Cumulative repurchases as of December 31, 2016 (2)	1,021	$24.97
_______________

(1)	Excludes rejected repurchases of 1,336 shares for approximately $33,000 at an average price per share of $24.95, which were unfulfilled as of December 31, 2015.

(2)
As permitted under the SRP, in January 2017, the Company's board of directors authorized, with respect to repurchase requests received during the year ended December 31, 2016, the repurchase of shares validly submitted for repurchase in an amount equal to 2.5% of the weighted-average number of shares of common stock outstanding during the fiscal year ended December 31, 2015, representing less than all the shares validly submitted for repurchase during the year ended December 31, 2016. Accordingly, 0.1 million shares for $1.9 million at an average repurchase price per share of $22.77 (including all shares submitted for death and disability) were approved for repurchase and completed in February 2017, while repurchase requests of 0.2 million shares for $4.0 million at an average price per share of $22.29 were rejected.

Acquisitions
As of February 28, 2017, we owned 19 properties with a contract purchase price of $127.8 million. In accordance with the terms of the investment opportunity allocation agreement we have entered into with Healthcare Trust, Inc., we have been provisionally allocated MOB assets identified by our Advisor and its affiliates with an expected aggregate contract price of $0.5 million that are under contract or under executed letters of intent. Pursuant to the terms of the purchase and sale agreements and letters of intent, the obligation to close upon these acquisitions is subject to certain conditions customary to closing, including the successful completion of due diligence and fully negotiated binding agreements. There can be no assurance that we will complete these acquisitions. We intend to fund remaining acquisitions, if any, with proceeds raised from our IPO.
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
We define FFO, a non-GAAP measure, consistent with the standards set forth in the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the "White Paper"). The White Paper defines FFO as net income or loss computed in accordance with GAAP, but excluding gains or losses from sales of property and real estate related impairments, plus real estate-related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures, if any, are calculated to reflect FFO on the same basis.

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
We define MFFO, a non-GAAP measure, consistent with the IPA's Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the "Practice Guideline") issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for acquisition fees and expenses and other items. In calculating MFFO, we follow the Practice Guideline and exclude acquisition fees and expenses, amortization of above and below and other market intangible lease assets and liabilities, amounts relating to straight line rent adjustments (in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the lease and rental payments), accretion of discounts and amortization of premiums on debt investments and adjustments for unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. We also exclude other non-operating items in calculating MFFO, such as transaction-related fees and expenses (which include costs associated with the Strategic Review).
We believe that, because MFFO excludes costs that we consider more reflective of acquisition activities and other non-operating items, MFFO can provide, on a going-forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance once our portfolio is stabilized. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry and allows for an evaluation of our performance against other publicly registered, non-listed REITs.
Not all REITs, including publicly registered, non-listed REITs, calculate FFO and MFFO the same way. Accordingly, comparisons with other REITs, including publicly registered, non-listed REITs, may not be meaningful. Furthermore, FFO and MFFO are not indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as determined under GAAP as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with GAAP measurements as an indication of our performance. The methods utilized to evaluate the performance of a publicly registered, non-listed REIT under GAAP should be construed as more relevant and accurate measures of operational performance and considered more prominently than the non-GAAP measures, FFO and MFFO, and the adjustments to GAAP in calculating FFO and MFFO.
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

	Three Months Ended				Year Ended
(In thousands)	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	December 31, 2016
Net income (loss) attributable to stockholders (in accordance with GAAP)	$(85)	$(20)	$232	$618	$745
Depreciation and amortization	1,577	1,577	1,499	1,314	5,967
Adjustments for non-controlling interests (1)	(5)	(5)	(5)	(4)	(19)
FFO attributable to stockholders	1,487	1,552	1,726	1,928	6,693
Acquisition and transaction related	30	103	104	113	350
Amortization of market lease and other intangibles	51	51	52	51	205
Straight-line rent adjustments	(129)	(122)	(118)	(108)	(477)
Amortization of mortgage premium	(11)	(10)	(11)	(10)	(42)
Adjustments for non-controlling interests (1)	1	1	—	1	3
MFFO attributable to stockholders	$1,429	$1,575	$1,753	$1,975	$6,732
_______________
(1) Represents the portion of the adjustments allocable to non-controlling interests.
Net Operating Income
Net operating Income ("NOI") is a non-GAAP financial measure used by us to evaluate the operating performance of our real estate. NOI is equal to total revenues, excluding contingent purchase price consideration, less property operating and maintenance expense. NOI excludes all other items of expense and income included in the financial statements in calculating net income (loss).
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

The following table reflects the items deducted from or added to net loss attributable to stockholders in our calculation of NOI for the periods indicated:

	Year Ended December 31,
	2016	2015
Net income (loss) attributable to stockholders (in accordance with GAAP)	$745	$(5,218)
Operating fees to related party	31	46
Acquisition and transaction related	350	4,747
General and administrative	1,898	1,315
Depreciation and amortization	5,976	1,737
Interest expense	189	73
Interest and other income	(2)	—
Income tax expense	149	84
Net income (loss) attributable to non-controlling interests	17	(11)
NOI	$9,353	$2,773
Refer to Note 12 — Segment Reporting for a reconciliation of NOI to net income (loss) attributable to stockholders by reportable segment.
Distributions
On January 29, 2015, our board of directors authorized, and we declared, distributions payable to stockholders of record each day during the applicable period equal to $0.0042808219 per day, which is equivalent to $1.56 per annum, per share of common stock, beginning March 15, 2015. In March 2016, our board of directors ratified the existing distribution amount equivalent to $1.56 per annum, and, for the calendar year 2016, affirmed a change to the daily distribution payable to stockholders of record each day during the applicable period to $0.0042691257 per day per share of common stock to accurately reflect that 2016 was a leap year. Distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.
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
During the year ended December 31, 2016, distributions paid to common stockholders totaled $10.7 million, including $4.3 million which was reinvested into additional shares of common stock through our DRIP. During the year ended December 31, 2016, cash used to pay distributions was generated from cash flows provided by operations, offering proceeds from issuance of common stock and proceeds received from common stock issued under the DRIP.

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

	Three Months Ended								Year Ended
	March 31, 2016		June 30, 2016		September 30, 2016		December 31, 2016		December 31, 2016
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:
Distributions to stockholders	$2,645		$2,689		$2,708		$2,699		$10,741

Source of distribution coverage:
Cash flows provided by operations	$—	—%	$656	24.4%	$1,224	45.2%	$1,628	60.3%	$3,508	32.7%
Offering proceeds from issuance of common stock	1,808	68.4%	800	29.8%	322	11.9%	(40)	(1.5)%	2,890	26.9%
Proceeds received from common stock issued under the DRIP	837	31.6%	1,233	45.8%	1,162	42.9%	1,111	41.2%	4,343	40.4%
Proceeds from financings	—	—%	—	—%	—	—%	—	—%	—	—%
Total source of distribution coverage	$2,645	100.0%	$2,689	100.0%	$2,708	100.0%	$2,699	100.0%	$10,741	100.0%

Cash flows provided by operations (in accordance with GAAP)	$1,834		$1,740		$1,224		$1,628		$6,426
Net income (loss) attributable to stockholders (in accordance with GAAP)	$(85)		$(20)		$232		$618		$745
For the year ended December 31, 2016, cash flows provided by operations were $6.4 million. As shown in the table above, we funded distributions with cash flows provided by operations, proceeds from our IPO and proceeds from our IPO which were reinvested in common stock issued under our DRIP. To the extent we pay distributions in excess of cash flows provided by operations, our stockholders' investment may be adversely impacted.
We may not generate sufficient cash flow from operations in 2017 to pay distributions at our current level and we may not generate sufficient cash flows from operations to pay future distributions. The amount of cash available for distributions is affected by many factors, such as rental income from acquired properties and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. With limited operating history, we cannot assure our stockholders that we will be able to continue to pay distributions or that distributions will increase over time. We cannot give any assurance that future acquisitions of real properties, if any, will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing a distribution rate to stockholders.
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

The following table compares cumulative distributions paid to cumulative net loss and cumulative cash flows provided by operations (in accordance with GAAP) for the period from April 24, 2014 (date of inception) through December 31, 2016:

For the Period from April 24, 2014 (date of inception) to
(In thousands)	December 31, 2016
Distributions to stockholders (1)	$15,043

Reconciliation of net loss attributable to stockholders:
Revenues	$18,765
Acquisition and transaction related	(5,097)
Depreciation and amortization	(7,713)
Other operating expenses	(10,109)
Other non-operating expenses	(260)
Income tax expense	(233)
Net income attributable to non-controlling interests	(6)
Net loss attributable to stockholders (in accordance with GAAP) (2)	$(4,653)

Cash flows provided by operations	$3,508

FFO attributable to stockholders	$3,032
_____________________

(1)	Distributions paid to common stockholders include $6.5 million of proceeds reinvested pursuant to the DRIP.

(2)
Net loss attributable to stockholders as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.

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
Contractual Obligations
The following table reflects contractual debt obligations under our mortgage notes payable and minimum base rental cash payments due for leasehold interests over the next five years and thereafter as of December 31, 2016. The minimum base rental cash payments due for leasehold interests exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes, among other items. As of December 31, 2016, the outstanding mortgage note payable had a weighted average effective interest rate of 4.0%.

			Years Ended December 31,
(In thousands)	Total	2017	2018 — 2019	2020 — 2021	Thereafter
Principal on mortgage note payable	$4,997	$100	$4,897	$—	$—
Interest on mortgage note payable	550	198	352	—	—
Lease rental payments due	3,865	104	211	225	3,325
	$9,412	$402	$5,460	$225	$3,325

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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our long-term debt, which consists of secured financings, bears interest at a fixed rate. As of December 31, 2016, we did not have any derivative financial instruments. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
As of December 31, 2016, our debt included a fixed-rate secured mortgage financing with a carrying value of $5.1 million and a fair value of $5.1 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the note, but it has no impact on interest due on the note. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2016 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $0.1 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $0.1 million.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and assuming no other changes in our capital structure. The information presented above includes only those exposures that existed as of December 31, 2016 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
Item 8. Financial Statements and Supplementary Data.
The information required by this Item 8 is hereby incorporated by reference to our Consolidated Financial Statements beginning on page F-1 of this Annual Report of Form 10-K.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded, as of the end of such period, that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Exchange Act.
Management's Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act and as set forth below. Under Rule 13a-15(c), management must evaluate, with the participation of the Interim Chief Executive Officer and Chief Financial Officer, the effectiveness, as of the end of each calendar year, of our internal control over financial reporting. The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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
In the course of preparing this Annual Report on Form 10-K and the consolidated financial statements included herein, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016.
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
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The information otherwise required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2017 annual meeting of stockholders.
Item 11. Executive Compensation.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2017 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2017 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2017 annual meeting of stockholders.
Item 14. Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2017 annual meeting of stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Financial Statements and Financial Statement Schedules

1.	Financial Statements:
See the Index to Consolidated Financial Statements at page F-1 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules:
The following financial statement is included herein at page F-35 of this Annual Report on Form 10-K:
Schedule III — Real Estate and Accumulated Depreciation
(b) Exhibits
See Exhibit Index below.

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
1.1 (8)	Exclusive Dealer Manager Termination Agreement, dated December 31, 2015, among the Company, American Realty Capital Healthcare III Advisors, LLC and Realty Capital Securities, LLC
3.1 (1)	Articles of Amendment and Restatement for American Realty Capital Healthcare Trust III, Inc.
3.2 (1)	Bylaws of American Realty Capital Healthcare Trust III, Inc.
3.3 (12)	Amendment No. 1 to Bylaws of American Realty Capital Healthcare Trust III, Inc.
4.1 (2)	Amended and Restated Agreement of Limited Partnership of American Realty Capital Healthcare III Operating Partnership, L.P. dated as of August 10, 2015
10.1 (1)	Advisory Agreement, dated August 20, 2014, by and among the Company, American Realty Capital Healthcare III Operating Partnership, L.P. and American Realty Capital Healthcare III Advisors, LLC
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

Exhibit No.	Description
10.22 (7)	First Amendment to Agreement for Purchase and Sale of Real Property, dated August 3, 2015, by and among American Realty Capital VII, LLC, Davessa Venture, LLC, S.J. Russell, LLC and Galeva LLC
10.23 (7)	Second Amendment to Agreement for Purchase and Sale of Real Property, dated August 24, 2015, by and between American Realty Capital VII, LLC and Galeva LLC
10.24 (7)	Asset Purchase Agreement, dated July 6, 2015, among American Realty Capital VII, LLC, Arcadian Cove, LLC and Arcadian Assisted Living, LLC
10.25 (7)	First Amendment to Asset Purchase Agreement, dated August 25, 2015, among American Realty Capital VII, LLC, Cove Development, LLC, Arcadian Cove, LLC and Arcadian Assisted Living, LLC
10.26 (7)	Agreement for Purchase and Sale of Real Property, dated July 28, 2015, between American Realty Capital VII, LLC and Kraus-Anderson, Incorporated
10.27 (7)	First Amendment to Agreement for Purchase and Sale of Real Property, dated August 31, 2015, between American Realty Capital VII, LLC and Kraus-Anderson, Incorporated
10.28 (8)	Agreement for Purchase and Sale of Real Property, dated October 3, 2015, between American Realty Capital VII, LLC and Beaumont Medical Building-Warren, LLC
10.29 (8)	First Amendment to Agreement for Purchase and Sale of Real Property, dated November 6, 2015, between American Realty Capital VII, LLC and Beaumont Medical Building-Warren, LLC
10.30 (8)
Agreement for Purchase and Sale of Real Property, dated November 10, 2015, among American Realty Capital VII, LLC, Texas City Mainland Investors, LLLP, Joliet Investors, LLLP and New Lenox Investors, LLLP.

10.31 (8)	Indemnification Agreement, dated March 3, 2016 with Katie P. Kurtz
10.32 (11)	Form of Restricted Stock Award Agreement Pursuant to the Incentive Restricted Share Plan of American Realty Capital Healthcare Trust III, Inc.
14 (4)	American Realty Capital Healthcare Trust III, Inc. Code of Business Conduct and Ethics
16.1 (5)	Letter from Grant Thornton LLP to the Securities and Exchange Commission dated January 28, 2015
21.1*	List of Subsidiaries
23.1*	Consent of KPMG LLP
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 (9)	Amended and Restated Share Repurchase Program for American Realty Capital Healthcare Trust III, Inc.
99.2 (10)	Amendment to Amended and Restated Share Repurchase Program
99.3 (10)	Amendment to Distribution Reinvestment Plan
99.4 (12)	Amendment to Amended and Restated Share Repurchase Program
101*
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Healthcare Trust III, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________

*	Filed herewith.

(1)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed with the SEC on November 13, 2014.

(2)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 11, 2015.

(3)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 31, 2015.

(4)	Filed as an exhibit to Pre-Effective Amendment No. 2 to the Company's Registration Statement on Form S-11 filed with the SEC on August 8, 2014.

(5)	Filed as an exhibit to the Company's Current Report on from 8-K filed with the SEC on January 28, 2015.

(6)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed with the SEC on May 13, 2015.

(7)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on November 10, 2015.

(8)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 4, 2016.

(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 10, 2016.

(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2016.

(11)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed with the SEC on August 9, 2016.

(12)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 9th day of March, 2017.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC.
By	/s/ W. TODD JENSEN
W. TODD JENSEN
INTERIM CHIEF EXECUTIVE OFFICER AND PRESIDENT (and Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Edward M. Weil	Executive Chairman of the Board of Directors	March 9, 2017
Edward M. Weil

/s/ Katie P. Kurtz	Chief Financial Officer, Treasurer and Secretary	March 9, 2017
Katie P. Kurtz	(and Principal Financial Officer and Principal Accounting Officer)

/s/ P. Sue Perrotty	Independent Director	March 9, 2017
P. Sue Perrotty

/s/ B.J. Penn	Independent Director	March 9, 2017
B.J. Penn

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2016 and 2015	F-3

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2016 and 2015 and the Period from April 24, 2014 (date of inception) to December 31, 2014	F-4

Consolidated Statements of Changes in Equity (Deficit) for the Years Ended December 31, 2016 and 2015 and the Period from April 24, 2014 (date of inception) to December 31, 2014	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2016 and 2015 and the Period from April 24, 2014 (date of inception) to December 31, 2014	F-6

Notes to Consolidated Financial Statements	F-8

Financial Statement Schedule:
Schedule III — Real Estate and Accumulated Depreciation	F-35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
American Realty Capital Healthcare Trust III, Inc.
We have audited the accompanying consolidated balance sheets of American Realty Capital Healthcare Trust III, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), changes in equity (deficit), and cash flows for the years ended December 31, 2016 and 2015 and for the period from April 24, 2014 (date of inception) to December 31, 2014. In connection with our audits of the consolidated financial statements, we have audited the 2016 financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Realty Capital Healthcare Trust III, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years ended December 31, 2016 and 2015 and for the period from April 24, 2014 (date of inception) to December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Chicago, Illinois
March 9, 2017

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	December 31,
	2016	2015
ASSETS
Real estate investments, at cost:
Land	$10,225	$10,225
Buildings, fixtures and improvements	101,197	101,129
Acquired intangible lease assets	18,450	18,450
Total real estate investments, at cost	129,872	129,804
Less: accumulated depreciation and amortization	(8,137)	(1,818)
Total real estate investments, net	121,735	127,986
Cash	16,371	16,808
Restricted cash	37	62
Straight-line rent receivable	662	153
Prepaid expenses and other assets	1,242	735
Deferred costs, net	9	—
Total assets	$140,056	$145,744

LIABILITIES AND EQUITY
Mortgage note payable, net of deferred financing costs	$4,919	$4,985
Mortgage premium, net	113	155
Market lease intangible liabilities, net	1,701	1,849
Accounts payable and accrued expenses (including $130 and $288 due to related parties as of December 31, 2016 and 2015, respectively)	1,904	1,827
Deferred rent	472	299
Distributions payable	925	904
Total liabilities	10,034	10,019

Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding as of December 31, 2016 and 2015	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 6,978,303 and 6,792,797 shares of common stock issued and outstanding as of December 31, 2016 and 2015, respectively	70	68
Additional paid-in capital	150,109	145,789
Accumulated deficit	(20,621)	(10,604)
Total stockholders' equity	129,558	135,253
Non-controlling interests	464	472
Total equity	130,022	135,725
Total liabilities and equity	$140,056	$145,744

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except for share and per share data)

	Year Ended December 31,		For the Period from April 24, 2014 (date of inception) to
	2016	2015	December 31, 2014
Revenues:
Rental income	$9,093	$2,540	$—
Operating expense reimbursements	2,651	573	—
Resident services and fee income	2,878	1,030	—
Total revenues	14,622	4,143

Expenses:
Property operating and maintenance	5,269	1,370	—
Operating fees to related party	31	46	—
Acquisition and transaction related	350	4,747	180
General and administrative	1,898	1,315	—
Depreciation and amortization	5,976	1,737	—
Total expenses	13,524	9,215	180
Operating income (loss)	1,098	(5,072)	(180)
Other income (expense):
Interest expense	(189)	(73)	—
Interest and other income	2	—	—
Total other expense	(187)	(73)	—
Income (loss) before income taxes	911	(5,145)	(180)
Income tax expense	(149)	(84)	—
Net income (loss)	762	(5,229)	(180)
Net (income) loss attributable to non-controlling interests	(17)	11	—
Net income (loss) attributable to stockholders	745	(5,218)	(180)
Comprehensive income (loss) attributable to stockholders	$745	$(5,218)	$(180)

Basic net income (loss) per share	$0.11	$(1.56)	$(22.68)
Diluted net income (loss) per share	$0.09	$(1.56)	$(22.68)
Distributions declared per share	$1.56	$1.25	N/A
_______________

N/A	Not Applicable

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(In thousands, except for share data)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Total Equity (Deficit)
Balance, April 24, 2014 (date of inception)	—	$—	$—	$—	$—	$—	$—
Issuance of common stock	8,888	—	202	—	202	—	202
Common stock offering costs	—	—	(2,300)	—	(2,300)	—	(2,300)
Share-based compensation	2,666	—	4	—	4	—	4
Net loss	—	—	—	(180)	(180)	—	(180)
Balance, December 31, 2014	11,554	—	(2,094)	(180)	(2,274)	—	(2,274)
Issuance of common stock	6,688,184	67	164,786	—	164,853	—	164,853
Common stock offering costs, commissions and dealer manager fees	—	—	(19,078)	—	(19,078)	—	(19,078)
Common stock issued through distribution reinvestment plan	91,414	1	2,170	—	2,171	—	2,171
Common stock repurchases	(1,021)	—	(25)	—	(25)	—	(25)
Equity-based compensation	2,666	—	30	—	30	—	30
Distributions declared	—	—	—	(5,206)	(5,206)	—	(5,206)
Contributions from non-controlling interest holders	—	—	—	—	—	483	483
Net loss	—	—	—	(5,218)	(5,218)	(11)	(5,229)
Balance, December 31, 2015	6,792,797	68	145,789	(10,604)	135,253	472	135,725
Common stock offering costs, commissions and dealer manager fees	—	—	(62)	—	(62)	—	(62)
Common stock issued through distribution reinvestment plan	182,840	2	4,341	—	4,343	—	4,343
Equity-based compensation	2,666	—	41	—	41	—	41
Distributions declared	—	—	—	(10,762)	(10,762)	—	(10,762)
Distributions to non-controlling interest holders	—	—	—	—	—	(25)	(25)
Net income	—	—	—	745	745	17	762
Balance, December 31, 2016	6,978,303	$70	$150,109	$(20,621)	$129,558	$464	$130,022

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,		For the Period from April 24, 2014 (date of inception) to
	2016	2015	December 31, 2014
Cash flows from operating activities:
Net income (loss)	$762	$(5,229)	$(180)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,976	1,737	—
Amortization of deferred financing costs	30	11	—
Amortization of mortgage premium	(42)	(17)	—
Amortization of market lease and other intangibles	205	29	—
Equity-based compensation	41	30	4
Changes in assets and liabilities:
Straight-line rent receivable	(509)	(153)	—
Prepaid expenses and other assets	(462)	(651)	(59)
Accounts payable and accrued expenses	227	1,242	81
Deferred rent	173	299	—
Restricted cash	25	(62)	—
Net cash provided by (used in) operating activities	6,426	(2,764)	(154)
Cash flows from investing activities:
Investments in real estate	—	(122,480)	—
Deposits paid for real estate acquisitions	—	(25)	—
Capital expenditures	(132)	(1)	—
Net cash used in investing activities	(132)	(122,506)	—
Cash flows from financing activities:
Payments of mortgage note payable	(96)	(31)	—
Payments of deferred financing costs	—	(119)	—
Proceeds from issuance of common stock	—	164,853	202
Common stock repurchases	—	(25)	—
Payments of offering costs and fees related to common stock issuances	(212)	(19,929)	(1,071)
Distributions paid	(6,398)	(2,131)	—
Contributions from non-controlling interest holders	—	483	—
Distributions to non-controlling interest holders	(25)	—	—
Advances from (repayments to) related party	—	(1,210)	1,210
Net cash provided by (used in) financing activities	(6,731)	141,891	341
Net change in cash	(437)	16,621	187
Cash, beginning of period	16,808	187	—
Cash, end of period	$16,371	$16,808	$187

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,		For the Period from April 24, 2014 (date of inception) to
	2016	2015	December 31, 2014
Supplemental disclosure of cash flow information:
Cash paid for interest	$202	$61	$—
Cash paid for taxes	129	—	—

Non-cash investing and financing activities:
Payable and accrued offering costs	$228	$378	$1,229
Unfulfilled repurchase requests included in accounts payable and accrued expenses	—	25
Assumption of mortgage note payable used to acquire investment in real estate	—	5,124	—
Premium on assumed mortgage note payable	—	172	—
Liabilities assumed in real estate acquisitions	—	126	—
Common stock issued through distribution reinvestment plan	4,343	2,171	—

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 1 — Organization
American Realty Capital Healthcare Trust III, Inc. (including, as required by context, American Realty Capital Healthcare III Operating Partnership, L.P. (the "OP") and its subsidiaries, the "Company") was incorporated on April 24, 2014 as a Maryland corporation that elected and qualified to be taxed as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with its taxable year ended December 31, 2015. On August 20, 2014, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 125.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, for total gross proceeds of up to $3.1 billion plus up to 26.3 million shares of common stock available pursuant to a distribution reinvestment plan (the "DRIP") under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.
On February 11, 2015, the Company received and accepted aggregate subscriptions in excess of the minimum offering amount for the IPO of $2.0 million in shares of common stock, broke general escrow and issued shares to its initial investors, who were admitted as stockholders of the Company. The IPO lapsed in accordance with its terms in August 2016 and as of such date the Company has received cumulative proceeds of $165.1 million from the IPO.
As of December 31, 2016, the Company had 7.0 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds of $171.5 million, net of shares repurchased under the Share Repurchase Program (as amended, the "SRP") (see Note 6 — Common Stock) and including $6.5 million in proceeds received under the DRIP. Until the net asset value ("NAV") pricing date (as described below), the per share purchase price of shares issued under the DRIP will be equal to $23.75 per share, which is equal to 95% of the offering price in the IPO. Beginning with the NAV pricing date, the per share price for shares under the DRIP will vary periodically and will be equal to the Company’s per share NAV. The NAV pricing date means the date that the Company first publishes an estimated per share NAV (the "NAV Pricing Date"), which will be on or prior to July 11, 2017, which is 150 days following the second anniversary of the date that the Company broke escrow in the IPO.
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

The Company was formed to primarily acquire a diversified portfolio of healthcare-related assets, including medical office buildings ("MOB"), seniors housing communities and other healthcare-related facilities, for investment purposes. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. The Company purchased its first property and commenced real estate operations in March 2015. As of December 31, 2016, the Company owned 19 properties located in 10 states, comprised of 467,932 rentable square feet.
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
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Reclassifications
Certain prior year amounts within prepaid expenses and other assets and deferred costs, net have been reclassified to conform with the current year presentation.
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue recognition, purchase price allocations to record investments in real estate, real estate taxes, fair value measurements, and income taxes, as applicable.
Real Estate Investments
Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life or improve the productive capacity of the asset. Costs of repairs and maintenance are expensed as incurred.
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
Real estate investments that are intended to be sold are designated as "held for sale" on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale. Real estate investments are no longer depreciated when they are classified as held for sale. If the disposal, or intended disposal, of certain real estate investments represents a strategic shift that has had or will have a major effect on the Company's operations and financial results, the operations of such real estate investments would be presented as discontinued operations in the consolidated statements of operations and comprehensive loss for all applicable periods. There are no real estate investments held for sale as of December 31, 2016 and 2015.
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
December 31, 2016

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
Cash
The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company ("FDIC") up to an insurance limit. At December 31, 2016, the Company had deposits of $16.4 million of which $15.3 million were in excess of the amount insured by the FDIC. At December 31, 2015, the Company had deposits of $16.8 million, $15.6 million of which was in excess of the amount insured by the FDIC. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result.
Restricted Cash
Restricted cash generally consists of reserves related to real estate taxes, maintenance, structural improvements, and debt service.
Deferred Costs, Net
Deferred costs, net, consist of deferred leasing costs. Deferred leasing costs, consisting primarily of lease commissions and professional fees incurred in connection with new leases, are deferred and amortized over the term of the lease. As of December 31, 2016, the Company had approximately $9,000 in deferred leasing costs, net of accumulated amortization of approximately $1,000. As of December 31, 2015, the Company had not incurred any deferred leasing costs.
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
December 31, 2016

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
Income Taxes
For the period from April 24, 2014 (date of inception) to December 31, 2014, the Company was being taxed as a C corporation because it did not meet the requirements to be taxed as a REIT. The Company elected and qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code") commencing with the taxable year ended December 31, 2015. If the Company continues to qualify for taxation as a REIT, it generally will not be subject to federal corporate income tax to the extent it distributes all of its REIT taxable income to its stockholders. REITs are subject to a number of organizational and operational requirements, including a requirement that the Company distribute annually at least 90% of the Company’s REIT taxable income to the Company’s stockholders. If the Company fails to continue to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax) beginning with the year in which it fails to qualify and may be precluded from being able to elect to be treated as a REIT for the Company’s four subsequent taxable years. The Company distributed to its stockholders 100% of its REIT taxable income for the year ended December 31, 2015. Accordingly, no provision for federal or state income taxes related to such REIT taxable income was recorded in the Company's financial statements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
Certain limitations are imposed on REITs with respect to the ownership and operation of seniors housing communities. Generally, to qualify as a REIT, the Company cannot directly operate seniors housing communities. Instead, such facilities may be either leased to a third party operator or leased to a taxable REIT subsidiary ("TRS") and operated by a third party on behalf of the TRS. Accordingly, the Company has formed a TRS entity under the OP to lease its SHOP and the TRS has entered into a management contract with an unaffiliated third party manager to operate the facility on its behalf.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

As of December 31, 2016, the Company, through its TRS entity, owned one SHOP. The TRS entity is a wholly-owned subsidiary of the OP. A TRS is subject to federal, state and local income taxes. The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event the Company determines that it would not be able to realize the deferred income tax assets in the future in excess of the net recorded amount, the Company would establish a valuation allowance which would offset the previously recognized income tax benefit. Deferred income taxes result from temporary differences between the carrying amounts of the TRS's assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities as of December 31, 2016 consisted of deferred rent and depreciation. As of December 31, 2016, the Company had a deferred tax asset of approximately $22,000 with no valuation allowance. As of December 31, 2015, the Company had a deferred tax asset of approximately $21,000 with no valuation allowance. The Company did not have any deferred tax assets as of December 31, 2014.
The following table details the composition of the Company's tax expense (benefit) for the years ended December 31, 2016 and 2015, which includes federal and state income taxes incurred by the Company's TRS entity. No tax expense was recorded for the period from April 24, 2014 (date of inception) to December 31, 2014. The Company estimated its income tax expense (benefit) relating to its TRS entity using a combined federal and state rate of approximately 41.2% for the years ended December 31, 2016 and 2015. These income taxes are reflected in income tax expense on the accompanying consolidated statements of operations and comprehensive income (loss).

	Year Ended December 31, 2016		Year Ended December 31, 2015
(In thousands)	Current	Deferred	Current	Deferred
Federal expense (benefit)	$122	$(1)	$79	$(16)
State expense (benefit)	28	—	26	(5)
Total	$150	$(1)	$105	$(21)
As of December 31, 2016 and 2015, the Company had no material uncertain income tax positions. The tax period for the period from April 24, 2014 (date of inception) to December 31, 2014 remains open to examination by the major taxing jurisdictions to which the Company is subject.
The amount of distributions payable to the Company's stockholders is determined by the board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable, and annual distribution requirements needed to qualify and maintain the Company's status as a REIT under the Code.
The following table details the tax treatment of the distributions paid per share during the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016		2015
Return of capital	67.4%	$1.05	93.4%	$1.04
Ordinary dividend income	32.6%	0.51	6.6%	0.07
Total	100.0%	$1.56	100.0%	$1.11
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance was to become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption was not permitted under GAAP. The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. In July 2015, the FASB deferred the effective date of the revised guidance by one year to annual reporting periods beginning after December 15, 2017, although entities will be allowed to early adopt the guidance as of the original effective date. The Company is evaluating the impact of the implementation of this guidance, including performing a preliminary review of all revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition. The Company is continuing to evaluate the allowable methods of adoption.
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
December 31, 2016

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
In February 2016, the FASB issued an update that sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The revised guidance is effective on January 1, 2019. Early adoption is permitted. The Company has begun developing an inventory of all leases as well as identifying any non-lease components in our lease arrangements. The Company is continuing to evaluate the impact of this new guidance.
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
In November 2016, the FASB issued guidance on the classification of restricted cash in the statement of cash flows. The amendment requires restricted cash to be included in the beginning-of-period and end-of-period total cash amounts. Therefore, transfers between cash and restricted cash will no longer be shown on the statement of cash flows. The guidance is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

In January 2017, the FASB issued guidance that revises the definition of a business. This new guidance is applicable when evaluating whether an acquisition should be treated as either a business acquisition or an asset acquisition. Under the revised guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset or group of similar assets,  the assets acquired would not be considered a business. The revised guidance is effective for reporting periods beginning after December 15, 2017, and the amendments will be applied prospectively. Early application is permitted only for transactions that have not previously been reported in issued financial statements. The Company has assessed this revised guidance and expects, based on historical acquisitions, that future properties acquired will qualify as an asset acquisition rather than a business acquisition, which would result in the capitalization of related transaction costs. The Company has not adopted this guidance as of December 31, 2016.
Note 3 — Real Estate Investments
The Company owned 19 properties as of December 31, 2016. The Company focuses on investing in MOBs, seniors housing communities and other healthcare-related facilities primarily to expand and diversify its portfolio and revenue base. The rentable square feet or annualized straight-line rental income of the following acquisitions represent 5% or more of the Company's total portfolio rentable square feet or annualized straight-line rental income as of December 31, 2016:
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
December 31, 2016

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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

The following table presents the allocation of the assets acquired and liabilities assumed during the year ended December 31, 2015. The Company did not acquire any properties during the year ended December 31, 2016 or for the period from April 24, 2014 (date of inception) to December 31, 2014.

Year Ended
(Dollar amounts in thousands)	December 31, 2015
Real estate investments, at cost:
Land	$10,225
Buildings, fixtures and improvements	101,129
Total tangible assets	111,354
Acquired intangibles:
In-place leases	16,023
Market lease assets	2,427
Market lease liabilities	(1,902)
Total assets acquired, net	127,902
Mortgage note payable assumed to acquire real estate investment	(5,124)
Premium on mortgage assumed	(172)
Other liabilities assumed	(126)
Cash paid for acquired real estate investments	$122,480
Number of properties purchased	19
The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter as of December 31, 2016. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to performance thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Rent Payments
2017	$8,909
2018	8,691
2019	8,297
2020	7,827
2021	6,431
Thereafter	18,846
Total	$59,001
As of December 31, 2016 and 2015, the Company did not have any tenants (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10% or greater of total annualized rental income for the portfolio on a straight-line basis. The Company did not own any properties and had no tenant concentrations as of December 31, 2014.
The following table lists the states where the Company has a concentration of properties where annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis as of December 31, 2016 and 2015. The Company did not own any properties and had no state concentrations as of December 31, 2014.

	December 31,
State	2016	2015
Georgia	11.8%	11.9%
Illinois	42.1%	41.9%

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Intangible Assets and Liabilities
Acquired intangible assets and liabilities consisted of the following as of the periods presented:

	December 31, 2016			December 31, 2015
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$16,023	$4,058	$11,965	$16,023	$931	$15,092
Intangible market lease assets	2,427	434	1,993	2,427	81	2,346
Total acquired intangible assets	$18,450	$4,492	$13,958	$18,450	$1,012	$17,438
Intangible market lease liabilities	$1,902	$201	$1,701	$1,902	$53	$1,849
The following table discloses amounts recognized within the consolidated statements of operations and comprehensive income (loss) related to amortization of in-place lease assets, amortization and accretion of above- and below-market lease assets and liabilities, net and the accretion of above-market ground leases, for the years ended December 31, 2016 and 2015. The Company had no intangible assets and liabilities and did not recognize any amortization or accretion during the period from April 24, 2014 (date of inception) to December 31, 2014.

	Year Ended December 31,
(In thousands)	2016	2015
Amortization of in-place leases (1)	$3,127	$931
Amortization (accretion) of above- and below-market leases, net (2)	221	35
Accretion of above-market ground leases (3)	(16)	(6)
_______________

(1)	Reflected within depreciation and amortization expense

(2)	Reflected within rental income

(3)	Reflected within property operating and maintenance expense
The following table provides the projected amortization expense and adjustments to revenues for the next five years:

(In thousands)	2017	2018	2019	2020	2021
In-place lease assets	$2,362	$2,197	$2,022	$1,794	$1,285
Total to be added to amortization expense	$2,362	$2,197	$2,022	$1,794	$1,285

Above-market lease assets	$351	$318	$309	$301	$224
Below-market lease liabilities	(132)	(132)	(131)	(127)	(120)
Total to be deducted from rental income	$219	$186	$178	$174	$104

Above-market ground lease liabilities	$16	$16	$16	$16	$16
Total to be deducted from property operating and maintenance expense	$16	$16	$16	$16	$16

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 4 — Mortgage Note Payable
The following table reflects the Company's mortgage note payable as of December 31, 2016 and 2015:

	Encumbered Properties	Outstanding Loan Amount as of		Effective Interest Rate	Interest Rate
		December 31,
Portfolio		2016	2015			Maturity
		(In thousands)
Philip Professional Center — Lawrenceville, GA	2	$4,997	$5,093	4.0%	Fixed	Oct. 2019
Deferred financing costs, net of accumulated amortization		(78)	(108)
Mortgage note payable, net of deferred financing costs		$4,919	$4,985
As of December 31, 2016, the Company had pledged $9.0 million in real estate as collateral for the mortgage note payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage note payable on the property. The Company makes payments of principal and interest on its mortgage note payable on a monthly basis.
The following table summarizes the scheduled aggregate principal payments on the Company's mortgage note payable for the five years subsequent to December 31, 2016:

(In thousands)	Future Principal Payments
2017	$100
2018	104
2019	4,793
2020	—
2021	—
Thereafter	—
Total	$4,997
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
December 31, 2016

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

		Carrying Amount(1) at	Fair Value at	Carrying Amount(1) at	Fair Value at
(In thousands)	Level	December 31, 2016	December 31, 2016	December 31, 2015	December 31, 2015
Mortgage note payable and premium, net	3	$5,110	$5,085	$5,248	$5,181
_______________

(1)
Carrying value includes gross mortgage note payable of $5.0 million and $5.1 million and mortgage premium, net of $0.1 million and $0.2 million as of December 31, 2016 and December 31, 2015, respectively.

The fair value of the mortgage note payable is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements.
Note 6 — Common Stock
The Company had 7.0 million and 6.8 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, as of December 31, 2016 and 2015, respectively. The Company had received total gross proceeds, net of shares repurchased under the SRP, of $171.5 million and $167.2 million as of December 31, 2016 and 2015, respectively.
The Company has paid distributions on a monthly basis to stockholders of record on a daily basis at a rate equal to $0.0042808219 per day, which is equivalent to $1.56 per annum, per share of common stock, beginning on March 15, 2015. In March 2016, the Company's board of directors ratified the existing distribution amount equivalent to $1.56 per annum, and, for the calendar year 2016, affirmed a change to the daily distribution payable to stockholders of record each day during the applicable period to $0.0042691257 per day per share of common stock to accurately reflect that 2016 was a leap year. Distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
Share Repurchase Program
The Company's board of directors has adopted the SRP, which enables stockholders to sell their shares to the Company in limited circumstances. The SRP permits investors to sell their shares back to the Company after they have held them for at least one year, subject to significant conditions and limitations described below.
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
December 31, 2016

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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

When a stockholder requests a repurchase and the repurchase is approved by the Company's board of directors, the Company will reclassify such obligation from equity to a liability based on the value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. The following table reflects the number of shares repurchased cumulatively through December 31, 2016:

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2015 (1)	1,021	$24.97
Year ended December 31, 2016 (2)	—	—
Cumulative repurchases as of December 31, 2016 (2)	1,021	$24.97
_______________

(1)	Excludes rejected repurchases of 1,336 shares for approximately $33,000 at an average price per share of $24.95, which were unfulfilled as of December 31, 2015.

(2)
As permitted under the SRP, in January 2017, the Company's board of directors authorized, with respect to repurchase requests received during the year ended December 31, 2016, the repurchase of shares validly submitted for repurchase in an amount equal to 2.5% of the weighted-average number of shares of common stock outstanding during the fiscal year ended December 31, 2015, representing less than all the shares validly submitted for repurchase during the year ended December 31, 2016. Accordingly, 0.1 million shares for $1.9 million at an average repurchase price per share of $22.77 (including all shares submitted for death and disability) were approved for repurchase and completed in February 2017, while repurchase requests of 0.2 million shares for $4.0 million at an average price per share of $22.29 were rejected.

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
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased under the DRIP. The shares purchased pursuant to the DRIP have the same rights and are treated in the same manner as the shares issued pursuant to the IPO. The board of directors may designate that certain cash or other distributions be excluded from reinvestment pursuant to the DRIP. On June 29, 2016, the board of directors of the Company amended the DRIP such that any amendment, suspension or termination of the DRIP will become effective immediately upon (i) the Company’s public announcement of such amendment, suspension or termination and (ii) the Company’s mailing of a notice regarding the amendment, suspension or termination to each DRIP participant. Shares issued under the DRIP are recorded to equity in the accompanying consolidated balance sheets in the period distributions are declared. During the years ended December 31, 2016 and 2015, respectively, the Company issued 0.2 million and 0.1 million shares of common stock pursuant to the DRIP, generating aggregate proceeds of $4.3 million and $2.2 million. The Company did not issue any shares of common stock pursuant to the DRIP during the period from April 24, 2014 (date of inception) to December 31, 2014.
Note 7 — Related Party Transactions and Arrangements
As of December 31, 2016 and 2015, American Realty Capital Healthcare III Special Limited Partnership, LLC (the "Special Limited Partner"), an entity controlled by the Sponsor, owned 8,888 shares of the Company's outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. As of December 31, 2016 and 2015, the Company had $0.1 million payable to related parties.
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
December 31, 2016

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

	Year Ended December 31,		For the Period from April 24, 2014 (date of inception) to	Payable as of December 31,
(In thousands)	2016	2015	December 31, 2014	2016	2015
Total commissions and fees incurred from and due to the Former Dealer Manager	$—	$14,368	$—	$—	$—
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

	Year Ended December 31,		For the Period from April 24, 2014 (date of inception) to	Payable as of December 31,
(In thousands)	2016	2015	December 31, 2014	2016	2015
Fees and expense reimbursements incurred from and due to the Advisor and its affiliates	$—	$1,953	$66	$—	$12
Fees and expense reimbursements incurred from and due to the Former Dealer Manager and its affiliates	—	1,487	619	228	228
Fees and expense reimbursements incurred from and due to the Sponsor	—	7	—	—	—
Total fees and expense reimbursements incurred from and due to the Advisor, Sponsor and Former Dealer Manager and their affiliates	$—	$3,447	$685	$228	$240
The Company was responsible for offering and related costs from the IPO, excluding selling commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs, excluding selling commissions and dealer manager fees, in excess of the 2.0% limitation as of the end of the IPO are the Advisor's responsibility. The IPO lapsed in accordance with its terms on August 20, 2016. As of the end of the IPO, offering and related costs, excluding commissions and dealer manager fees, exceeded 2.0% of gross proceeds received from the IPO by $3.8 million. At the end of the IPO, the amount by which the Company was over the 2.0% limitation was netted against the offering costs that were previously charged to additional paid-in capital on the accompanying consolidated balance sheets. The Company recorded a corresponding receivable from the Advisor for this amount, which was subsequently reclassified to additional paid-in capital in the accompanying consolidated balance sheet as of December 31, 2016.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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
When and if approved by the board of directors, the Class B Units are expected to be issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. The number of Class B Units issued in any quarter is an amount equal to: (i) the excess of (A) the product of (y) 0.1875% multiplied by (z) the cost of the Company's assets (until the NAV Pricing Date, then the lower of the cost of assets and the fair value of the Company’s assets) over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the IPO price minus the selling commissions and dealer manager fees). The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. The Advisor will receive distributions on unvested Class B Units equal to the distribution received on the Company's common stock. Such distributions on issued Class B Units will be expensed in the consolidated statements of operations and comprehensive loss until the performance condition is considered probable to occur. During the years ended December 31, 2016 and 2015, the Company's board of directors approved the issuance of 38,668 and 7,254 Class B Units, respectively, to the Advisor in connection with this arrangement. As of December 31, 2016, the Company's board of directors had approved the issuance of 45,922 Class B Units to the Advisor in connection with this arrangement.
Unless the Company contracts with a third party, the Company will pay the Property Manager a property management fee of 1.5% of gross revenues from the Company's single-tenant net leased properties and 2.5% of gross revenues from all other types of properties. The Company will also reimburse the Property Manager for property level expenses. If the Company contracts directly with third parties for such services, the Company will pay them customary market fees and will pay the Property Manager an oversight fee of up to 1.0% of the gross revenues of the property managed. In no event shall the Property Manager or any affiliates of the Property Manager be entitled to an oversight fee if any third party receives market fees greater than the property management fee, as explained above. Further, in no event will the Company pay the Property Manager or any affiliates of the Property Manager both a property management fee and an oversight fee with respect to any particular property. Property management fees are recorded to operating fees to related party in the accompanying consolidated statements of operations and comprehensive loss.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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
The following table details amounts incurred, forgiven and payable in connection with the Company's operations-related services described above as of and for the periods presented:

	Year Ended December 31,				For the Period from April 24, 2014 (date of inception) to		Payable (Receivable) as of December 31,
	2016		2015		December 31, 2014
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	2016	2015
One-time fees and reimbursements:
Acquisition fees	$—	$—	$1,910	$—	$—	$—	$—	$—
Acquisition cost reimbursements	—	—	637	—	—	—	—	—
Financing coordination fees	—	—	38	—	—	—	—	—
Ongoing fees and reimbursements:
Property management fees	31	—	46	3	—	—	(129)	4
Professional fees and reimbursements	267	—	343	—	—	—	29	43
Distributions on Class B units	43	—	2	—	—	—	2	1
Total related party operating fees and reimbursements	$341	$—	$2,976	$3	$—	$—	$(98)	$48
The Company reimburses the Advisor's costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt, impairments or other similar non-cash expenses and excluding any gain from the sale of assets for that period (the "2%/25% Limitation"), unless the Company's independent directors determine that such excess was justified based on unusual and nonrecurring factors which they deem sufficient, in which case the excess amount may be reimbursed to the Advisor in subsequent periods. Additionally, the Company will reimburse the Advisor for personnel costs in connection with other services during the operational stage; however, the Company may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees, acquisition expense reimbursements or real estate commissions or for persons serving as executive officers of the Company. No reimbursement was incurred from the Advisor for providing such services during the years ended December 31, 2016 and 2015 or the period from April 24, 2014 (date of inception) to December 31, 2014.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to forgive and absorb certain fees. Because the Advisor may forgive or absorb certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that are forgiven are not deferrals and, accordingly, will not be paid to the Advisor in the future. During the year ended December 31, 2015, the Advisor elected to forgive approximately $3,000 in fees. There were no such fees forgiven during the year ended December 31, 2016 or the period from April 24, 2014 (date of inception) to December 31, 2014. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's property operating and general and administrative costs, which the Company will not repay. No such expenses were absorbed by the Advisor during the years ended December 31, 2016 and 2015 or the period from April 24, 2014 (date of inception) to December 31, 2014.
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
December 31, 2016

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
Fees and Participations Paid in Connection with a Listing or the Liquidation of the Company's Real Estate Assets
The Company will pay the Advisor an annual subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholder's capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year. This fee will be payable only upon the sale of assets, distributions or other event which results in the return on stockholder's capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the years ended December 31, 2016 and 2015 or the period from April 24, 2014 (date of inception) to December 31, 2014.
The Company will pay the Advisor a real estate commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and agents and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission. Real estate commissions will only be payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the years ended December 31, 2016 and 2015 or the period from April 24, 2014 (date of inception) to December 31, 2014.
The Company will pay the Special Limited Partner a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in the net sales proceeds unless investors have received a return of their capital plus a return equal to a 6.0% cumulative non-compounded annual return on their capital contributions. No participation in net sales proceeds was incurred during the years ended December 31, 2016 and 2015 or the period from April 24, 2014 (date of inception) to December 31, 2014.
If the Company's shares of common stock are listed on a national securities exchange, the Special Limited Partner will receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the Company's market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Company cannot assure that it will provide this 6.0% annual return but the Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such distribution was incurred during the years ended December 31, 2016 and 2015 or the period from April 24, 2014 (date of inception) to December 31, 2014. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in the net sales proceeds and the subordinated listing distribution.
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
December 31, 2016

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

	Number of Common Shares	Weighted-Average Issue Price
Unvested, April 24, 2014	—	$—
Granted	2,666	22.50
Vested	—	—
Forfeitures	—	—
Unvested December 31, 2014	2,666	22.50
Granted	2,666	22.50
Vested	(533)	22.50
Forfeitures	—	—
Unvested, December 31, 2015	4,799	22.50
Granted	2,666	22.50
Vested	(1,067)	22.50
Forfeitures	—	—
Unvested, December 31, 2016	6,398	$22.50

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

As of December 31, 2016, the Company had $0.1 million of unrecognized compensation cost related to unvested restricted share award grants under the Company's RSP. That cost is expected to be recognized over a weighted average period of 3.7 years. The fair value of the restricted shares is being expensed on a straight-line basis over the service period of five years. Compensation expense related to restricted shares was approximately $41,000, $30,000 and 4,000 for the years ended December 31, 2016 and 2015 and for the period from April 24, 2014 (date of inception) to December 31, 2014, respectively. Compensation expense related to restricted shares is recorded as general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss.
Note 10 — Non-Controlling Interests
The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP ("OP Units"). As of December 31, 2016 and 2015, the Advisor held 90 OP Units, which represents a nominal percentage of the aggregate OP ownership.
A holder of limited partner interests has the right to convert OP Units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the holders of limited partner interests in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets. No distributions were paid to OP Unit holders during the years ended December 31, 2016 and 2015 or the period from April 24, 2014 (date of inception) to December 31, 2014.
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
The following table summarizes the activity related to investment arrangements with the unaffiliated third party. The Company did not have any distributions of net cash flow from operations related to these investment arrangements for the period from April 24, 2014 (date of inception) to December 31, 2014.

				As of December 31, 2016		As of December 31, 2015		Distributions(1) for the Year Ended December 31,
Property Name (Dollar amounts in thousands)	Investment Date	Third Party Net Investment Amount as of December 31, 2016	Non-Controlling Ownership Percentage as of December 31, 2016	Net Real Estate Assets Subject to Investment Arrangement	Mortgage Notes Payable Subject to Investment Arrangement	Net Real Estate Assets Subject to Investment Arrangement	Mortgage Notes Payable Subject to Investment Arrangement	2016	2015
UnityPoint Clinic - Muscatine, IA	Dec. 2015	$283	5%	$5,790	$—	$6,024	$—	$15	—
UnityPoint Clinic - Moline, IL	Dec. 2015	181	5%	3,691	—	3,846	—	10	—
_______________

(1)	Represents distributions to unaffiliated third party investors of net cash flows from operations of the properties subject to the investment arrangements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 11 — Net Income (Loss) Per Share
The following is a summary of the basic and diluted net income (loss) per share computation for the years ended December 31, 2016 and 2015 and the period from April 24, 2014 (date of inception) to December 31, 2014:

	Year Ended December 31,		For the Period from April 24, 2014 (date of inception) to
(In thousands, except share and per share amounts)	2016	2015	December 31, 2014
Computation of Basic Net Income (Loss) Per Share:
Net income (loss) attributable to stockholders	$745	$(5,218)	$(180)
Basic weighted-average shares outstanding	6,882,285	3,344,191	7,937
Basic net income (loss) per share	$0.11	$(1.56)	$(22.68)

Computation of Diluted Net Income (Loss) Per Share:
Net income (loss) attributable to stockholders	$745	$(5,218)	$(180)
Adjustments to net income (loss) for common share equivalents	(105)	—	—
Diluted net income (loss)	$640	$(5,218)	$(180)

Basic weighted-average shares outstanding	6,882,285	3,344,191	7,937
Shares of unvested restricted shares (1)	5,466	—	—
OP Units	90	—	—
Diluted weighted-average shares outstanding	6,887,841	3,344,191	7,937

Diluted net income (loss) per share	$0.09	$(1.56)	$(22.68)
_______________

(1)	Weighted-average number of shares of unvested restricted stock outstanding for the periods presented.
The Company had the following potentially dilutive securities as of December 31, 2016, 2015 and 2014, which were excluded from the calculation of diluted net income (loss) per share attributable to stockholders as their effect would have been antidilutive:

	December 31,
	2016	2015	2014
Unvested restricted shares	—	4,799	2,666
OP Units	—	90	90
Class B Units	45,922	7,254	—
Total potentially dilutive securities	45,922	12,143	2,756
Note 12 — Segment Reporting
During the years ended December 31, 2016 and 2015, the Company operated in three reportable business segments for management and internal financial reporting purposes: medical office buildings, triple-net leased healthcare facilities and seniors housing — operating properties. During the period from April 24, 2014 (date of inception) to December 31, 2014, the Company did not own any properties and had not commenced real estate operations.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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
The following tables reconcile the segment activity to consolidated net income (loss) attributable to stockholders for the years ended December 31, 2016 and 2015:

	Year Ended December 31, 2016
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated
Revenues:
Rental income	$8,675	$418	$—	$9,093
Operating expense reimbursements	2,651	—	—	2,651
Resident services and fee income	—	—	2,878	2,878
Total revenues	11,326	418	2,878	14,622
Property operating and maintenance	3,317	2	1,950	5,269
NOI	$8,009	$416	$928	9,353
Operating fees to related party				(31)
Acquisition and transaction related				(350)
General and administrative				(1,898)
Depreciation and amortization				(5,976)
Interest expense				(189)
Interest and other income				2
Income tax expense				(149)
Net (income) loss attributable to non-controlling interests				(17)
Net income (loss) attributable to stockholders				$745

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

	Year Ended December 31, 2015
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated
Revenues:
Rental income	$2,393	$147	$—	$2,540
Operating expense reimbursements	573	—	—	573
Resident services and fee income	—	—	1,030	1,030
Total revenues	2,966	147	1,030	4,143
Property operating and maintenance	717	1	652	1,370
NOI	$2,249	$146	$378	2,773
Operating fees to related party				(46)
Acquisition and transaction related				(4,747)
General and administrative				(1,315)
Depreciation and amortization				(1,737)
Interest expense				(73)
Income tax expense				(84)
Net (income) loss attributable to non-controlling interests				11
Net income (loss) attributable to stockholders				$(5,218)
The following table reconciles the segment activity to consolidated total assets as of the periods presented:

	December 31,
(In thousands)	2016	2015
ASSETS
Real estate investments, net:
Medical office buildings	$106,968	$112,093
Triple-net leased healthcare facilities	4,554	4,720
Seniors housing — operating properties	10,213	11,173
Total real estate investments, net	121,735	127,986
Cash	16,371	16,808
Restricted cash	37	62
Straight-line rent receivable	662	153
Prepaid expenses and other assets	1,242	735
Deferred costs, net	9	—
Total assets	$140,056	$145,744

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

The following table reconciles capital expenditures by reportable business segment, excluding corporate non-real estate expenditures, for the periods presented:

	Year Ended December 31,		Period from April 24, 2014 (date of inception) to
(In thousands)	2016	2015	December 31, 2014
Medical office buildings	$65	$—	$—
Triple-net leased healthcare facilities	—	—	—
Seniors housing — operating properties	67	1	—
Total capital expenditures	$132	$1	$—
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

(In thousands)	Future Minimum Base Rental Payments
2017	$104
2018	105
2019	106
2020	109
2021	116
Thereafter	3,325
Total	$3,865
Total rental expense from the Company's operating leases was $0.1 million and approximately $23,000 during the years ended December 31, 2016 and 2015, respectively. The Company did not own any real estate investments and therefore had no operating lease agreements or related expense during the period from April 24, 2014 (date of inception) to December 31, 2014.
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 14 — Quarterly Results (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2016 and 2015 and the period from April 24, 2014 (date of inception) to December 31, 2014.

	Three Months Ended
(In thousands, except for share and per share data)	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Total revenues	$3,592	$3,611	$3,673	$3,746
Net income (loss) attributable to stockholders	$(85)	$(20)	$232	$618
Basic weighted average shares outstanding	6,805,706	6,857,978	6,908,297	6,956,062
Basic income (loss) per share	$(0.01)	$(0.01)	$0.03	$0.10
Diluted weighted average shares outstanding	6,805,706	6,857,978	6,914,287	6,962,551
Diluted income (loss) per share	$(0.01)	$(0.01)	$0.02	$0.07

	Three Months Ended
(In thousands, except for share and per share data)	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Total revenues	$11	$192	$1,184	$2,756
Net income (loss) attributable to stockholders	$(319)	$(601)	$(1,561)	$(2,737)
Basic and diluted weighted average shares outstanding	164,258	2,047,581	4,614,402	6,467,301
Basic and diluted loss per share	$(1.94)	$(0.29)	$(0.34)	$(0.42)

	Period from April 24, 2014 (date of inception) to	Three Months Ended
(In thousands, except for share and per share data)	June 30, 2014	September 30, 2014	December 31, 2014
Total revenues	$—	$—	$—
Net income (loss) attributable to stockholders	$(16)	$(28)	$(136)
Basic and diluted weighted average shares outstanding	5,359	8,888	8,888
Basic and diluted loss per share	$(2.99)	$(3.15)	$(15.30)
Note 15 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements, except for the following:
Approval of Share Repurchases
On January 13, 2017, as permitted under the SRP, the Company's board of directors authorized, with respect to repurchase requests received during the year ended December 31, 2016, the repurchase of shares validly submitted for repurchase in an amount equal to 2.5% of the weighted-average number of shares of common stock outstanding during the fiscal year ended December 31, 2015, representing less than all the shares validly submitted for repurchase during the year ended December 31, 2016. Accordingly, 0.1 million shares for $1.9 million at an average repurchase price per share of $22.77 (including all shares submitted for death and disability) were approved for repurchase and these repurchases were completed in February 2017. See Note 6 — Common Stock for more information on the SRP.

American Realty Capital Healthcare Trust III, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2016

				Initial Costs		Subsequent to Acquisition
Property (In thousands)	State	Acquisition Date	Encumbrances at December 31, 2016	Land	Building and Improvements	Building and Improvements	Gross Amount at December 31,2016 (1)(2)	Accumulated Depreciation (3)(4)
DaVita Bay Breeze - Largo	FL	3/6/2015	$—	$409	$1,103	$—	$1,512	$65
RAI Clearwater - Clearwater	FL	4/20/2015	—	615	3,743	—	4,358	166
DaVita Hudson - Hudson	FL	5/4/2015	—	226	2,304	—	2,530	103
Rockwall Medical Plaza - Rockwall	TX	6/11/2015	—	1,246	4,952	15	6,213	213
Decatur Medical Office Building - Decatur	GA	7/24/2015	—	711	3,485	—	4,196	143
Buckeye Health Center - Cleveland	OH	8/3/2015	—	410	5,278	—	5,688	198
Philip Professional Center - Lawrenceville	GA	8/14/2015	4,997	808	6,689	—	7,497	258
Cedarhurst of Collinsville - Collinsville	IL	8/21/2015	—	665	9,969	3	10,637	424
Illinois CancerCare - Galesburg	IL	8/25/2015	—	363	2,259	—	2,622	91
Galesburg VA Outpatient Clinic - Galesburg	IL	8/25/2015	—	464	1,483	—	1,947	68
Arcadian Cove Assisted Living - Richmond	KY	8/25/2015	—	276	4,438	—	4,714	216
Woodlake Office Center - Woodbury	MN	9/11/2015	—	999	11,371	—	12,370	407
Greenfield Medical Plaza - Gilbert	AZ	10/8/2015	—	1,439	4,671	50	6,160	173
Lee Memorial Health System Outpatient Center - Ft. Meyers	FL	10/22/2015	—	432	4,436	—	4,868	140
Beaumont Medical Center - Warren	MI	12/4/2015	—	399	11,672	—	12,071	338
Madison Medical Plaza - Joliet	IL	12/4/2015	—	—	15,684	—	15,684	426
UnityPoint Clinic - Muscatine	IA	12/23/2015	—	483	4,590	—	5,073	131
UnityPoint Clinic - Moline	IL	12/23/2015	—	280	3,002	—	3,282	84
			$4,997	$10,225	$101,129	$68	$111,422	$3,644
___________________________________

(1)	Acquired intangible lease assets allocated to individual properties in the amount of $18.5 million are not reflected in the table above.

(2)	The tax basis of aggregate land, buildings and improvements as of December 31, 2016 is $128.0 million.

(3)	The accumulated depreciation column excludes $4.5 million of amortization associated with acquired intangible lease assets.

(4)	Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements and five years for fixtures.

American Realty Capital Healthcare Trust III, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2016

The Company did not own any properties and had not commenced real estate operations as of December 31, 2014. A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2016 and 2015:

	December 31,
(In thousands)	2016	2015
Real estate investments, at cost:
Balance at beginning of year	$111,354	$—
Additions	68	111,354
Disposals	—	—
Balance at end of the year	$111,422	$111,354

Accumulated depreciation and amortization:
Balance at beginning of year	$805	$—
Depreciation expense	2,839	805
Disposals	—	—
Balance at end of the year	$3,644	$805

See accompanying report of independent registered public accounting firm.