Form 10-K/A
period 2016-12-31
American Realty Capital Healthcare Trust III, Inc.
filed 2017-04-28
CIK 1609234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 000-55625

American Realty Capital Healthcare Trust III, Inc.

(Exact name of registrant as specified in its charter)

Maryland	38-3930747
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 Park Ave., 4th Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)
Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

There is no established public market for the registrant’s shares of common stock.

As of April 15, 2017, the registrant had 6,955,194 shares of common stock outstanding.

American Realty Capital healthcare Trust III, Inc.

FORM 10-K/A

(AMENDMENT NO. 1)

EXPLANATORY NOTE

American Realty Capital Healthcare Trust III, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2016, originally filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2017 (the “Original Form 10-K”), solely for the purpose of including the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to provide the information required in Part III of Form 10-K because a definitive proxy statement containing this information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted. Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

  Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Amendment No. 1 should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our current directors and executive officers and their respective ages and positions are listed below:

Name	Age	Position(s)
W. Todd Jensen	51	Interim Chief Executive Officer and President
Katie P. Kurtz	37	Chief Financial Officer, Secretary and Treasurer
Edward M. Weil, Jr.	50	Executive Chairman
P. Sue Perrotty	63	Independent Director and Audit Committee Chair
B.J. Penn	79	Independent Director

W. Todd Jensen

W. Todd Jensen has served as interim chief executive officer of the Company, American Realty Capital Healthcare III Advisors, LLC (the “Advisor”) and American Realty Capital Healthcare III Properties, LLC (the “Property Manager”) since March 2016 and as president of the Company, the Advisor and the Property Manager since December 2015. He has also served as chief investment officer of the Advisor since its formation in April 2014. Previously, from April 2014 until December 2015, Mr. Jensen served as chief investment officer of the Company and as executive vice president of the Company, the Advisor and the Property Manager. Mr. Jensen has also served as interim chief executive officer of Healthcare Trust, Inc. (“HTI”), the HTI advisor and the HTI property manager since March 2016 and as president of HTI, the HTI advisor and the HTI property manager since December 2015. He has also served as chief investment officer of the HTI advisor since its formation in October 2012. Previously, from October 2012 until December 2015, Mr. Jensen served as chief investment officer of HTI and as executive vice president of HTI, the HTI advisor and the HTI property manager. Mr. Jensen also previously served as the executive vice president and chief investment officer of American Realty Capital Healthcare Trust, Inc. (“HT”), the HT advisor and the HT property manager from February 2011 until January 2015 when HT closed its merger with Ventas, Inc. Mr. Jensen has almost 25 years of experience in the financing and development of commercial real estate, with more than 20 of those years focused exclusively on the development, leasing and capitalization of healthcare-related real estate. Mr. Jensen worked for The DASCO Companies, as a consultant from December 2008 to January 2009 and as senior vice president from January 2009 to February 2011, focusing on helping to grow its healthcare-related real estate development business. From August 2003 to September 2008, Mr. Jensen served as senior vice president for Lauth Property Group and started, grew and managed its Healthcare Group. Mr. Jensen received a B.A. in Economics and Mathematics from Kalamazoo College and an MBA from University of Pennsylvania’s Wharton School.

Katie P. Kurtz

Katie P. Kurtz has served as the chief financial officer, treasurer and secretary of the Company, the Advisor and the Property Manager since December 2015. Ms. Kurtz has served as the chief financial officer, treasurer and secretary of HTI, the HTI advisor and the HTI property manager since December 2015. Katie P. Kurtz previously served as the chief financial officer, treasurer and secretary of American Realty Capital — Retail Centers of America, Inc. (“RCA”) and the RCA advisor from November 2015 until the close of RCA’s merger with American Finance Trust, Inc. (“AFIN”) in February 2017. She previously served as chief financial officer, treasurer and secretary of Business Development Corporation of America II from August 2014 until December 2015, as chief financial officer and treasurer of Crossroads Capital, Inc. (f/k/a BDCA Venture, Inc.) from October 2014 until December 2015 and as chief accounting officer for Business Development Corporation of America (“BDCA”) from December 2013 until December 2015.

Prior to joining AR Global Investments, LLC (“AR Global”) in July 2013, Ms. Kurtz was employed as vice president by The Carlyle Group (“Carlyle”), where she served as chief accounting officer for Carlyle GMS Finance, Inc., Carlyle’s business development company. From 2010 to 2012, Ms. Kurtz served as director of finance and controller for New Mountain Finance Corporation (“New Mountain”), an exchange-traded business development company. Prior to New Mountain, Ms. Kurtz served as controller at Solar Capital Ltd, an exchange-traded business development company, and in various accounting and financial reporting roles at GFI Group, Inc. Ms. Kurtz began her career at PricewaterhouseCoopers, LLP. Ms. Kurtz is a certified public accountant in New York State, holds a B.S. in Accountancy and a B.A. in German from Wake Forest University and a Master of Science in Accountancy from Wake Forest University.

Edward M. Weil, Jr.

Edward M. Weil, Jr. has served as executive chairman of the Company since November 2015, and previously served as an executive officer of the Company, the Advisor and the Property Manager from their respective formations in April 2014 until November 2014. Mr. Weil has also been chief executive officer of AR Global since January 2016 and has a non-controlling interest in the parent of AR Global. Mr. Weil has served as executive chairman of American Realty Capital New York City REIT, Inc. (“NYCR”) since November 2015 and as chief executive officer, president and secretary of NYCR, the NYCR advisor and the NYCR property manager since March 2017. Mr. Weil has served as chairman of the board of directors of AFIN and as chief executive officer and president of AFIN, the AFIN advisor and the AFIN property manager since November 2015. Mr. Weil also previously served as an executive officer of AFIN, the AFIN advisor and the AFIN property manager from their formation in January 2013 until November 2014, and served as a director of AFIN from January 2013 to September 2014. Mr. Weil has served as a director of Global Net Lease, Inc. (“GNL”) since January 2017, and previously served as an executive officer of GNL, the GNL advisor and the GNL property manager from their respective formations in July 2011, July 2011 and January 2012, until October 2014, and previously served as a director of GNL from May 2012 until September 2014. Mr. Weil has served as a director of HTI since October 2016, and previously served as an executive officer of HTI, the HTI advisor and the HTI property manager from their formation in October 2012 until November 2014.

Mr. Weil previously served as executive chairman of American Realty Capital Global Trust II, Inc. (“Global II”) from November 2015 until the close of Global II’s merger with GNL in December 2016, and previously served as an executive officer of Global II, the Global II advisor and the Global II property manager from their respective formations in April 2014 until October 2014. Mr. Weil previously served as a director of BDCA, an entity which was previously advised by an affiliate of AR Global, from December 2015 until November 2016, when BDCA’s external advisor was acquired by Benefit Street Partners, L.L.C. Mr. Weil previously served as chief executive officer, president and chairman of RCA and the RCA advisor from December 2015 until the close of RCA’s merger with AFIN in February 2017, and previously served as an executive officer of RCA and the RCA advisor from their formation in July 2010 and May 2010, respectively, until November 2014. Mr. Weil previously served as a trustee of American Real Estate Income Fund from May 2012 until its liquidation in August 2016. Mr. Weil previously served as a trustee of Realty Capital Income Funds Trust, a family of mutual funds advised by an affiliate of AR Global, from April 2013 until its dissolution in January 2017.

Mr. Weil served as an executive officer of American Realty Capital Trust, Inc. (“ARCT”), the ARCT advisor and the ARCT property manager from their formation in August 2007 through March 2012. Mr. Weil served as an executive officer of New York REIT, Inc. (“NYRT”), the NYRT property manager and the NYRT advisor from their formation in October 2009 until November 2014. Mr. Weil served as an executive officer of HT, the HT advisor and the HT property manager from their formation in August 2010 until January 2015 when HT closed its merger with Ventas, Inc. Mr. Weil served as a director of American Realty Capital Trust III, Inc. (“ARCT III”) beginning in February 2012 and as an executive officer of ARCT III, the ARCT III advisor and the ARCT III property manager from their formation in October 2010 until the close of ARCT III’s merger with VEREIT, Inc., formerly known as American Realty Capital Properties, Inc. (“VEREIT”) in February 2013. Mr. Weil served as a director of VEREIT from March 2012 until June 2014. Mr. Weil also served as an executive officer of VEREIT from its formation in December 2010 until February 2013. Mr. Weil served as an executive officer of American Realty Capital Daily Net Asset Value Trust, Inc. (“DNAV”), the DNAV advisor and the DNAV property manager from their formation in September 2010 until November 2014, as a director of DNAV from September 2010 until August 2014, and again as an executive officer of DNAV from November 2015 until its dissolution and liquidation in April 2016. Mr. Weil served as an executive officer of American Realty Capital Trust IV, Inc. (“ARCT IV”), the ARCT IV advisor and the ARCT IV property manager from their formation in February 2012 and as a director of ARCT IV from January 2014, in each case until the close of ARCT IV’s merger with VEREIT in January 2014. Mr. Weil served as an executive officer of Realty Finance Trust, Inc. (now known as Benefit Street Partners Realty Trust, Inc.) (“RFT”) and the RFT advisor from November 2012 until January 2013. Mr. Weil served as an executive officer of the Phillips Edison Grocery Center REIT II, Inc. advisor from July 2013 until October 2014. Mr. Weil served as a member of the board of directors of the sub-property manager of American Realty Capital Hospitality Trust, Inc. (“HOST”) from August 2013 until November 2014. Mr. Weil served as chief executive officer and president of the general partner of American Energy Capital Partners — Energy Recovery Program, LP from its formation in October 2013 until November 2014. Mr. Weil previously served as chairman of Realty Capital Securities, LLC (“RCS”) from September 2013 until November 2015, and was the interim chief executive officer of RCS from May 2014 until September 2014 and the chief executive officer of RCS from December 2010 until September 2013. Mr. Weil served as a director of RCS Capital Corporation (“RCAP”), the parent company of RCS, from February 2013 until December 2015 and served as an executive officer of RCAP from February 2013 until November 2015, including chief executive officer from September 2014 until November 2015. RCAP filed for Chapter 11 bankruptcy in January 2016. Mr. Weil previously served as an executive officer of American Realty Capital — Retail Centers of America II, Inc. (“RCA II”) and the RCA II advisor from April 2014 until November 2014. Mr. Weil served on the board of trustees of United Development Funding Income Fund V until October 2014.

Mr. Weil was formerly the senior vice president of sales and leasing for American Financial Realty Trust (“AFRT”) from April 2004 to October 2006, where he was responsible for the disposition and leasing activity for a 33 million square foot portfolio of properties. Under the direction of Mr. Weil, his department was the sole contributor in the increase of occupancy and portfolio revenue through the sales of over 200 properties and the leasing of over 2.2 million square feet, averaging 325,000 square feet of newly executed leases per quarter. After working at AFRT, from October 2006 to May 2007, Mr. Weil was managing director of Milestone Partners Limited and prior to joining AFRT, from 1987 to April 2004, Mr. Weil was president of Plymouth Pump & Systems Co. Mr. Weil attended George Washington University. Mr. Weil holds FINRA Series 7, 24 and 63 licenses.

P. Sue Perrotty

P. Sue Perrotty has served as an independent director of the Company since August 2014 and currently serves as the chair of the special committee that is considering strategic alternatives available to the Company. Ms. Perrotty has served as non-executive chair and independent director of GNL since March 2015. Ms. Perrotty has served as an independent director of NYRT since September 2014, including as chair of NYRT’s audit committee since December 2014. Ms. Perrotty has served as an independent director of Axar Capital Acquisition Corp. since October 2014.

Ms. Perrotty served as an independent director of HT from November 2013 until the close of HT’s merger with Ventas, Inc. in January 2015. Ms. Perrotty also served as an independent director of DNAV from August 2013 until August 2014 and as an independent director of HOST from September 2013 until September 2014. Ms. Perrotty has served as president and chief executive officer of AFM Financial Services in Cranford, New Jersey since April 2011. Ms. Perrotty also has been an investor and advisor to several small businesses and entrepreneurs in varying stages of development since August 2008. Ms. Perrotty served in the administration of Governor Edward G. Rendell as chief of staff to First Lady, Judge Marjorie Rendell from November 2002 through August 2008. Ms. Perrotty held the position of executive vice president and head of Global Operations for First Union Corp. as a member of the Office of the Chairman from January 2001 to January 2002. Prior to that time, Ms. Perrotty was Banking Group head for the Pennsylvania and Delaware Banking Operations of First Union from November 1998 until January 2001. Ms. Perrotty joined First Union through the merger with Corestates Bank where she served as executive vice president and head of IT and Operations from April 1996 until November 1998. Ms. Perrotty also served as senior executive vice president and head of all Consumer Businesses including Retail Banking, Mortgage Banking, Product Development and Marketing as well as strategic customer information and delivery system development. Ms. Perrotty was a member of the chairman’s staff in each of the companies she served. Ms. Perrotty serves on several boards including the Board of Trustees of Albright College, where she is currently chair of the Finance Committee and member of the Investment and Property subcommittees. Ms. Perrotty also serves as vice chair of the Berks County Community Foundation and as development chair for the Girls Scouts of Eastern PA Board. Ms. Perrotty has received several awards for community leadership and professional accomplishments including the PA 50 Best Women in Business, the Franciscan Award from Alvernia University, the Albright College Distinguished Alumni Award, the Women of Distinction Award from the March of Dimes, Taking the Lead Award from the Girl Scouts of Eastern PA and the 2006 Champion of Youth Award from Olivet Boys & Girls Club. Ms. Perrotty is a graduate of Albright College with a Bachelor of Science degree in Economics and was also awarded an Honorary Doctor of Laws degree from Albright College in 2010.

B.J. Penn

B.J. Penn has served as an independent director of the Company since August 2014. Mr. Penn was appointed independent director of RCA II in August 2014. In January 2016, RCA II’s stockholders approved the fund’s dissolution and liquidation. In February 2015, Mr. Penn was appointed independent director of American Realty Capital New York City REIT II, Inc. (“NYCR II”). In December 2015, NYCR II’s stockholders approved the fund’s dissolution and liquidation. Mr. Penn has served as president of Penn Construction Group, Inc., a company that provides consulting services in the areas of program infrastructure and management, since January 2010, and has served as president and chief executive officer of Genesis IV, LLC, a company that provides consulting services in the areas of engineering, design and construction, since October 2009. Mr. Penn served as Assistant Secretary (Installations and Environment) of the United States Navy from April 2005 to September 2009, and also served as Acting Secretary of the Navy from March to May 2009. As Assistant Secretary (Installations and Environment) of the Navy, Mr. Penn was responsible for managing Navy and Marine Corps real property, housing and other facilities totaling 72,500 buildings and 4,484,000 acres with a plant replacement value of $215 billion. Prior to becoming the Assistant Secretary (Installations and Environment) of the Navy, Mr. Penn was the Director of Industrial Base Assessments for the Navy from October 2001 to March 2005. Mr. Penn earned a Masters of Science from the George Washington University and a Bachelor of Science from Purdue University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors and persons who beneficially own more than 10% of the shares of the common stock of the Company, par value $0.01 per share (“Common Stock”) to file initial reports of ownership of such securities and reports of changes in ownership of such securities with the SEC. Such officers, directors and 10% stockholders of the Company are also required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company’s review of the copies of such forms received by it with respect to the year ended December 31, 2016, all reports were filed on a timely basis.

Code of Ethics

The board of directors of the Company (the “Board of Directors” or the “Board”) adopted a Code of Ethics effective as of August 20, 2014 (the “Code of Ethics”), which is applicable to the directors, officers and employees of the Company and its subsidiaries and affiliates. The Code of Ethics covers topics including, but not limited to, conflicts of interest, confidentiality of information, full and fair disclosure, reporting of violations and compliance with laws and regulations.

The Code of Ethics is available on the Company’s website, www.thehealthcarereit3.com by clicking on “Investor Relations — Corporate Governance — Code of Ethics.” You may also obtain a copy of the Code of Ethics by writing to our secretary at: American Realty Capital Healthcare Trust III, Inc., 405 Park Avenue, 4th Floor, New York, New York 10022, Attention: Katie P. Kurtz. A waiver of the Code of Ethics for our interim chief executive officer, chief financial officer, chief accounting officer or controller may be made only by the Board of Directors or the appropriate committee of the Board of Directors and will be promptly disclosed to the extent required by law. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our chief executive officer, chief financial officer, chief accounting officer or controller or persons performing similar functions, we will disclose the nature of the amendment or waiver on our website or in a report on Form 8-K. A waiver of the Code of Ethics for all other employees may be made only by our interim chief executive officer, chief operating officer or general counsel and shall be discussed with the Board of Directors or a committee of the Board of Directors as appropriate.

Audit Committee

Our audit committee is comprised of Ms. Perrotty and Mr. Penn, each of whom is “independent” within the meaning of the applicable (i) provisions set forth in the Company’s charter (the “Charter”) and (ii) requirements set forth in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the applicable SEC rules. Ms. Perrotty is the chair of our audit committee. The charter of the audit committee is available to any stockholder who sends a request to American Realty Capital Healthcare Trust III, Inc., 405 Park Avenue, 4th Floor, New York, NY 10022 and is also available on the Company’s website, www.thehealthcarereit3.com by clicking on “Investor Relations — Corporate Governance — Audit Committee Charter.” The Board of Directors has determined that Ms. Perrotty is qualified as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K and the rules and regulations of the SEC and is an independent director.

The audit committee, in performing its duties, monitors:

•	our financial reporting process;
•	the integrity of our financial statements;
•	compliance with legal and regulatory requirements;
•	the independence and qualifications of our independent registered public accounting firm and internal auditors, as applicable; and
•	the performance of our independent registered public accounting firm and internal auditors, as applicable.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

We have no employees. Our Advisor performs our day-to-day management functions. Our current executive officers, Mr. Jensen and Ms. Kurtz, are both employees of affiliates of the Advisor. We neither compensate our executive officers, nor do we reimburse either our Advisor or our Property Manager for any compensation paid to individuals who also serve as our executive officers, or the executive officers of our Advisor, our Property Manager or any of their respective affiliates. As a result, we do not have, and our Board of Directors has not considered, a compensation policy or program for our executive officers and has not included in this Amendment No. 1 a “Compensation Discussion and Analysis” or a “Compensation Committee Report.” See “Certain Relationships and Related Transactions” below for a discussion of fees and expense reimbursements payable to the Advisor and its affiliates and the Property Manager.

Compensation of Directors

We pay to each of our independent directors the fees described below. All directors also receive reimbursement of reasonable out of pocket expenses incurred in connection with attendance at meetings of our Board of Directors. If a director also is our employee or an employee of our Advisor or any of its affiliates, we do not pay compensation for services rendered as a director.

We pay our independent directors a yearly retainer of $30,000 and an additional yearly retainer of $55,000 for the lead independent director (should we appoint a lead independent director); $2,000 for all meetings personally attended by the directors ($2,500 for attendance by the chairperson of the audit committee at each meeting of the audit committee) and $1,500 for each meeting attended via telephone; $750 per transaction reviewed and voted upon electronically up to a maximum of $2,250 for three or more transactions reviewed and voted upon per meeting. If there is a Board of Directors meeting and one or more committee meetings in one day, the director’s fees cannot exceed $2,500 ($3,000 for the chairperson of the audit committee if there is a meeting of such committee). The shares issued are not subject to vesting provisions because these payments, in lieu of cash, are related to fees earned for services performed.

Pursuant to our employee and director incentive restricted share plan (the “RSP”), each independent director receives an automatic grant of 1,333 restricted shares of Common Stock (“restricted shares”) on the date of each annual stockholders’ meeting. Each independent director is also granted 1,333 restricted shares on the date of initial election to the Board of Directors. The restricted shares vest over a five-year period following the first anniversary of the date of grant in increments of 20% per annum.

We also pay each independent director for each external seminar, conference, panel, forum or other industry-related event attended in person and in which the independent director actively participates, solely in his or her capacity as an independent director of the Company, in the following amounts:

•	$2,500 for each day of an external seminar, conference, panel, forum or other industry-related event that does not exceed four hours, or
•	$5,000 for each day of an external seminar, conference, panel, forum or other industry-related event that exceeds four hours.

In either of the above cases, we reimburse, to the extent not otherwise reimbursed, an independent director’s reasonable expenses associated with attendance at such external seminar, conference, panel, forum or other industry-related event. An independent director cannot be paid or reimbursed for attendance at a single external seminar, conference, panel, forum or other industry-related event by us and another company for which he or she is a director.

The following table sets forth information regarding compensation of our directors during the year ended December 31, 2016:

Name	Fees Paid in Cash ($)		Stock Awards ($) (1)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total Compensation ($)
P. Sue Perrotty	116,250	(3)	30,000	(5)	—	—	—	4,970	151,220
B.J. Penn	114,250	(4)	30,000	(6)	—	—	—	4,970	149,220
Edward M. Weil, Jr.	—		—		—	—	—	—	—

(1)	Value of restricted shares granted during the year ended December 31, 2016 calculated based on $22.50 per share which was equal to the proceeds, net of selling commissions and dealer manager fees and before expenses, to us of a share of Common Stock sold in our initial public offering (the “IPO”). Awards vest annually over a five-year period in equal installments.
(2)	The amount reported as “All Other Compensation” represents the value of distributions received during the year ended December 31, 2016 on restricted shares granted during the year ended December 31, 2016.
(3)	Ms. Perrotty earned fees in the amount of $111,750 for services as a director during the year ended December 31, 2016. The payment of $116,250 includes $95,000 and $21,250 for services rendered during the years ended December 31, 2016 and 2015, respectively.
(4)	Mr. Penn earned fees in the amount of $109,250 for services as a director during the year ended December 31, 2016. The payment of $114,250 includes $93,000 and $21,250 for services rendered during the years ended December 31, 2016 and 2015, respectively.
(5)	Represents 1,333 restricted shares granted on July 28, 2016.
(6)	Represents 1,333 restricted shares granted on July 28, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Share-Based Compensation

Restricted Share Plan

The RSP provides us with the ability to grant awards of restricted shares to our directors, officers and employees (if we ever have employees), employees of the Advisor and its affiliates, employees of entities that provide services to us, directors of the Advisor or of entities that provide services to us, certain of our consultants and certain consultants to the Advisor and its affiliates or to entities that provide services to us. The total number of shares of Common Stock reserved for issuance under the RSP will not exceed 5.0% of our outstanding shares, and in any event will not exceed 6,250,000 shares (as such number may be adjusted for stock splits, stock dividends, combinations of similar events). The RSP provides for the automatic grant of 1,333 restricted shares of Common Stock to each of the independent directors, without any further action by our Board of Directors or the stockholders, on the date of initial election to the Board of Directors and on the date of each annual stockholders’ meeting. Restricted shares issued to independent directors vest over a five-year period following the first anniversary of the date of grant in increments of 20% per annum.

Restricted share awards entitle the recipient to receive shares of our Common Stock under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with us. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of our Common Stock will be subject to the same restrictions as the underlying restricted shares.

The following table sets forth information regarding securities authorized for issuance under the RSP as of December 31, 2016:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	—	—	6,242,002
Equity Compensation Plans not approved by security holders	—	—	—
Total	—	$—	6,242,002

Stock Ownership by Directors, Officers and Certain Stockholders

The following table sets forth information regarding the beneficial ownership of the Company’s Common Stock as of April 15, 2017, in each case including shares of Common Stock which may be acquired by such persons within 60 days, by:

•	each person known by the Company to be the beneficial owner of more than 5% of its outstanding shares of Common Stock based solely upon the amounts and percentages contained in the public filings of such persons;
•	each of the Company’s named executive officers and directors; and
•	all of the Company’s executive officers and directors as a group.

Beneficial Owner (1)	Number of Shares Beneficially Owned		Percent of Class
W. Todd Jensen	—		*
Katie P. Kurtz	—		*
Edward M. Weil, Jr.	—	(2)	*
P. Sue Perrotty	3,999	(3)	*
B.J. Penn	3,999	(4)	*
All directors and executive officers as a group (five persons)	7,998		*

*	Less than 1%.
(1)	The business address of each individual or entity listed in the table is 405 Park Avenue, 4th Floor, New York, New York 10022. Unless otherwise indicated, the individual or entity listed has sole voting and investment power over the shares listed.
(2)	Mr. Weil, the chairman of our Board of Directors, is also the chief executive officer of AR Global. While Mr. Weil has a non-controlling interest in the parent of AR Global, Mr. Weil does not have direct or indirect voting or investment power over any shares that AR Global may own and Mr. Weil disclaims beneficial ownership of such shares. Accordingly, the shares included as beneficially owned by Mr. Weil do not include the 8,888 shares of our Common Stock or the 90 shares of Common Stock that may be issuable in exchange for certain operating partnership interests that are directly or indirectly beneficially owned by AR Global.
(3)	Includes 3,199 unvested restricted shares issued to Ms. Perrotty, including (i) 800 restricted shares granted on August 20, 2014; (ii) 1,066 restricted shares granted on July 13, 2015; and (iii) 1,333 restricted shares granted on July 28, 2016, all of which vest annually over a five year period in equal installments.
(4)	Includes 3,199 unvested restricted shares issued to Mr. Penn, including (i) 800 restricted shares granted on August 20, 2014; (ii) 1,066 restricted shares granted on July 13, 2015; and (iii) 1,333 restricted shares granted on July 28, 2016, all of which vest annually over a five year period in equal installments.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Mr. Jensen, our interim chief executive officer and president, also is the interim chief executive officer and president of our Advisor and our Property Manager. Ms. Kurtz, our chief financial officer, treasurer and secretary, is also the chief financial officer, treasurer and secretary of our Advisor and our Property Manager.

Our Advisor and our Property Manager are owned and controlled directly or indirectly by an affiliate of AR Global. Mr. William M. Kahane, our former executive chairman, has shared control of AR Global. Mr. Weil is also the chief executive officer of AR Global and has a non-controlling interest in the parent of AR Global.

Advisor

Asset Management Fees

We are party to an advisory agreement with the Advisor (the “Advisory Agreement”), pursuant to which the Advisor manages our day to day operations. For its asset management services, we issue to the Advisor an asset management subordinated participation by causing American Realty Capital Healthcare III Operating Partnership, L.P. (the “OP”) to issue (subject to periodic approval by our Board of Directors) to the Advisor performance-based, restricted, forfeitable partnership units in the OP designated as “Class B Units,” which are intended to be profit interests and will vest, and no longer be subject to forfeiture, at such time as any one of the following events occur: (1) the termination of the Advisory Agreement by an affirmative vote of a majority of the Company’s independent directors without cause; (2) a listing of our Common Stock on a national securities exchange; or (3) a transaction to which we, or the OP, is a party, as a result of which partnership units of the OP designated as “OP Units” or Common Stock will be exchanged for, or converted into, the right, or the holders of such securities will otherwise be entitled, to receive cash, securities or other property or any combination thereof; provided that the Advisor, pursuant to the Advisory Agreement, is providing services to us immediately prior to the occurrence of an event of the type described herein (the “performance condition”). Any Class B Units will be forfeited immediately if the Advisory Agreement is terminated for any reason other than a termination without cause.

Pursuant to the terms of the limited partnership agreement of the OP, the Class B Units are issued to the Advisor quarterly in arrears upon approval by the Board of Directors. The number of Class B Units issued in any quarter is an amount equal to: (i) the excess of (A) the product of (y) 0.1875% multiplied by (z) the cost of the Company’s assets (until the time we calculate the per-share net asset value of the Company, then the lower of the cost of assets and the fair value of the Company’s assets) over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of Common Stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the IPO price minus the selling commissions and dealer manager fees). The value of issued Class B Units will be determined and expensed when the Company deems achievement of the performance condition to be probable. The Advisor receives distributions on unvested Class B Units equal to the per share distribution paid on our Common Stock. During the years ended December 31, 2016 and 2015, the Company’s Board of Directors approved the issuance of 38,668 and 7,254 Class B Units, respectively, to the Advisor in connection with this arrangement. As of December 31, 2016, the Company’s Board of Directors had approved the issuance of 45,922 Class B Units to the Advisor in connection with this arrangement. Distributions on the Class B Units are expensed in the consolidated statements of operations and comprehensive loss until the performance condition is considered probable to occur.

Acquisition Fees

The Advisor is paid an acquisition fee equal to 1.5% of (A) the contract purchase price of each property acquired (including our pro rata share of debt attributable to such property) and (B) the amount advanced for a loan or other investment (including our pro rata share of debt attributable to such investment). The Advisor is also reimbursed for services it provides for which it incurs investment-related expenses, or insourced expenses. These insourced expenses may not exceed 0.5% of the contract purchase price of each acquired property and 0.5% of the amount advanced for a loan or other investment. Additionally, the Company reimburses the Advisor for third party acquisition expenses. The Company also reimburses the Advisor for legal expenses it or its affiliates incur in connection with the selection, evaluation and acquisition of assets, in an amount not to exceed 0.1% of the contract purchase price of each property or 0.1% of the amount advanced for each loan or other investment. Once the proceeds from our IPO have been fully invested, the aggregate amount of acquisition fees and any financing coordination fees (described below) may not exceed 2.0% of the contract purchase price and the amount advanced for a loan or other investment for any new assets acquired. In no event will the total of all acquisition fees, acquisition expenses and any financing coordination fees payable with respect to a particular investment or reinvestment exceed 4.5% of (A) the contract purchase price of each property (including our pro rata share of debt attributable to such property) or (B) the amount advanced for a loan or other investment (including our pro rata share of debt attributable to such investment). Total acquisition fees and related expense reimbursements incurred from the Advisor during the year ended December 31, 2015 were $1.9 million and $0.6 million, respectively. No acquisition fees or related expense reimbursements were incurred from the Advisor during the year ended December 31, 2016.

Financing Coordination Fees

Under the Advisory Agreement, if the Advisor provides services in connection with the origination or refinancing of any debt that the Company obtains and uses to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, we pay the Advisor a financing coordination fee equal to 0.75% of the amount available or outstanding under such financing, subject to certain limitations. Total financing coordination fees incurred from the Advisor during the year ended December 31, 2015 were approximately $38,000. No financing coordination fees were incurred from the Advisor during the year ended December 31, 2016.

Other Fees and Reimbursements

Subject to certain limitations, we reimburse the Advisor’s costs of providing administrative services. We do not make operating expense reimbursements for personnel costs to our Advisor in connection with services for which the Advisor receives acquisition fees, reimbursement for acquisition expenses or real estate commissions. We also do not reimburse the Advisor for salaries, bonuses or benefits to be paid to our executive officers. No reimbursement was incurred from the Advisor for providing these services during the years ended December 31, 2016 and 2015.

We also reimbursed the Advisor and its affiliates, including subsidiaries of RCAP, which were under common control with AR Global until transactions entered into in connection with RCAP’s filing for Chapter 11 bankruptcy in January 2016, up to 2.0% of gross offering proceeds for organization and offering expenses, which included reimbursements to our Advisor for other organization and offering expenses that it incurred for due diligence fees included in detailed and itemized invoices. Offering costs, excluding selling commissions and dealer manager fees, in excess of the 2.0% cap as of the end of the IPO were the Advisor’s responsibility. As of the end of the IPO, offering and related costs, excluding commissions and dealer manager fees, exceeded 2.0% of gross proceeds received from the IPO by $3.8 million. At the end of the IPO, the amount by which the Company was over the 2.0% limitation was netted against the offering costs that were previously charged to additional paid-in capital on the accompanying consolidated balance sheets. The Company recorded a corresponding receivable from the Advisor for this amount, which was subsequently reclassified to additional paid-in capital in the accompanying consolidated balance sheet as of December 31, 2016.

Pursuant to the Advisory Agreement, the Advisor is entitled to an annual subordinated performance fee calculated on the basis of the Company’s total return to stockholders, payable annually in arrears, for any year in which the Company’s total return on stockholder’s capital exceeds 6.0% per annum. The annual subordinated performance fee is 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year. This fee will be payable only upon the sale of assets, distributions or other event which results in the return on stockholder’s capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the years ended December 31, 2016 and 2015.

The Company will pay the Advisor a real estate commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and agents and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission. Real estate commissions will only be payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the years ended December 31, 2016 and 2015.

Pursuant to the Advisory Agreement, upon a sale of all or substantially all of the Company’s assets, American Realty Capital Healthcare III Special Limited Partnership, LLC  (the “Special Limited Partner”) will receive a subordinated participation in the net sales proceeds of the sale of real estate assets equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in the net sales proceeds unless investors have received a return of their capital plus a return equal to a 6.0% cumulative non-compounded annual return on their capital contributions. If the Company’s shares of Common Stock are listed on a national securities exchange, the Special Limited Partner will receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the Company’s market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Company cannot assure that it will provide this 6.0% annual return but the Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in the net sales proceeds and the subordinated listing distribution. No participation in net sales proceeds or incentive listing distribution became due and payable during the years ended December 31, 2016 or 2015.

Upon termination or non-renewal of the Advisory Agreement, with or without cause, the Special Limited Partner will be entitled to receive distributions from the OP equal to 15% of the amount by which the sum of the Company’s market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, pre-tax, non-compounded annual return to investors. The Special Limited Partner may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs.

Property Manager

Pursuant to a property management agreement, we pay our Property Manager a property management fee equal to (a) with respect to stand-alone, single-tenant net leased properties, 1.5% of gross revenues from the properties managed, and (b) with respect to all other types of properties, 2.5% of gross revenues from the properties managed. We also reimburse the Property Manager and its affiliates for property-level expenses that any of them pay or incur on our behalf, including salaries, bonuses and benefits of persons employed by the Property Manager and its affiliates except for the salaries, bonuses and benefits of persons who also serve as one of our executive officers or as an executive officer of the Property Manager or its affiliates. Our Property Manager or an affiliate may subcontract the performance of its property management and leasing services duties to third parties and pay all or a portion of its property management fee to the third parties with whom it contracts for these services. If we contract directly with third parties for such services, we will pay them customary market fees and will pay our Property Manager an oversight fee equal to 1.0% of the gross revenues of the property managed. As described above, such oversight fee will reduce the asset management fee payable to our Advisor by the amount of the oversight fee. In no event will we pay our Property Manager or any affiliate both a property management fee and an oversight fee with respect to any particular property. We incurred approximately $46,000 and $31,000 in property management and oversight fees from our Property Manager for the years ended December 31, 2015 and 2016, respectively. During the year ended December 31, 2015, the Advisor elected to waive approximately $3,000 in property management fees. During the year ended December 31, 2016, the Advisor did not elect to waive any fees. These fee waivers are not deferrals and therefore will not be paid in any subsequent period.

Former Arrangements

Prior to the completion of our IPO, RCS was paid fees and compensation in connection with the sale of the Company’s Common Stock in the IPO. RCS was paid a selling commission of 7% of the gross offering proceeds from the IPO, except that no selling commissions were paid on shares sold under our distribution reinvestment plan. RCS reallowed all of the selling commission to participating broker-dealers. In addition, RCS was paid a dealer manager fee equal to 3% of the gross offering proceeds of the primary portion of the IPO, although we did not pay a dealer manager fee with respect to sales under our distribution reinvestment plan. RCS was permitted to reallow all or part of the dealer manager fee to participating broker-dealers. During the year ended December 31, 2015, the Company incurred $14.4 million in selling commissions and dealer manager fees from RCS, of which $1.6 million was reallowed to participating broker-dealers. The company did not incur or pay any selling commissions or dealer manager fees during the year ended December 31, 2016.

RCS, RCS Advisory Services, LLC, American National Stock Transfer, LLC and SK Research, LLC are subsidiaries of RCAP that provided professional services to the Company through January 2016. Mr. Weil served as chief executive officer of RCAP until November 2015 and a director of RCAP until December 2015. Prior to or in connection with the RCAP bankruptcy in January 2016, all arrangements between us, including agreements entered into by AR Global and its affiliates on our behalf, on the one hand, and subsidiaries of RCAP, on the other hand, were terminated. For the year ended December 31, 2015, we incurred $3.4 million in connection with these services. We did not incur any amounts in connection with these services for the year ended December 31, 2016.

On March 8, 2017, the creditor trust established in connection with the RCAP bankruptcy filed suit against AR Global, the parent of our Advisor, our Advisor, advisors of other entities sponsored by the parent, and the parent’s principals (including Mr. Weil). The suit alleges, among other things, certain breaches of duties to RCAP. The Company is neither named in the suit, nor are there any allegations related to the services the Advisor provides to us. Our Advisor has informed us that it believes that the suit is without merit and intends to defend against it vigorously.

Indemnification Agreements

We have entered into an indemnification agreement with each of our directors and officers, and certain former directors and officers, providing for indemnification of such directors and officers consistent with the provisions of our Charter. No amounts have been paid by us to these individuals pursuant to the indemnification agreement through April 28, 2017.

Investment Allocation Agreement

We entered into an investment opportunity allocation agreement (the “Allocation Agreement”) with HTI which impacts our ability to make investments in our target assets. Pursuant to the Allocation Agreement, if either our Advisor or HTI’s advisor determines that one or more proposed healthcare property acquisitions is appropriate for either us or HTI, and assuming each of us and HTI have sufficient capital to support such proposed healthcare property acquisition, such proposed healthcare property acquisition will be presented to our Board of Directors and the board of directors of HTI for a vote on whether to pursue such proposed healthcare property acquisition. If both our Board of Directors and the board of directors of HTI approve to pursue such proposed healthcare property acquisition, then the acquisitions of such properties will be subject to rotation between us and HTI, depending on whether the fund have sufficient capital to acquire all or some of the proposed healthcare property acquisitions and which fund most recently made a property acquisition. Notwithstanding the foregoing, any priority to proposed healthcare property acquisitions will be lifted in cases in which a proposed healthcare property acquisition would overly concentrate us or HTI in a particular property type, geographical region or tenant.

Affiliated Transaction Best Practices Policy

Pursuant to AR Global’s affiliated transaction best practices policy, which was approved by our Board of Directors, we may not enter into any co-investments or any other business transaction with, or provide funding or make loans to, directly or indirectly, any investment program or other entity sponsored by the AR Global group of companies or otherwise controlled or sponsored, or in which ownership (other than certain minority interests) is held, directly or indirectly, by any of the individuals who share control of the AR Global group of companies, that is a non-traded REIT or private investment vehicle in which ownership interests are offered through securities broker-dealers in a public or private offering, except that we may enter into a joint investment with a Delaware statutory trust (a “DST”) or a group of unaffiliated tenant in common owners (“TICs”) in connection with a private retail securities offering by a DST or to TICs, provided that such investments are in the form of pari passu equity investments, are fully and promptly disclosed to our stockholders and will be fully documented among the parties with all the rights, duties and obligations assumed by the parties as are normally attendant to such an equity investment, and that we retain a controlling interest in the underlying investment, the transaction is approved by the independent directors of the Board after due and documented deliberation, including deliberation of any conflicts of interest, and such co-investment is deemed fair, both financially and otherwise. In the case of such co-investment, the Advisor will be permitted to charge fees at no more than the rate corresponding to our percentage co-investment and in line with the fees ordinarily attendant to such transaction. At any one time, our investment in such co-investments will not exceed 10% of the value of our portfolio.

Certain Conflict Resolution Procedures

Every transaction that we enter into with our Advisor or its affiliates is subject to an inherent conflict of interest. Our Board of Directors may encounter conflicts of interest in enforcing our rights against any affiliate of our Advisor in the event of a default by or disagreement with an affiliate or in invoking powers, rights or options pursuant to any agreement between us and our Advisor or any of its affiliates.

The conflicts committee of our Board of Directors reviews the material transactions between AR Global, the Advisor and their respective affiliates, on the one hand, and us, on the other hand. The conflicts committee has determined that all our transactions and relationships with our Advisor, AR Global and their respective affiliates during the year ended December 31, 2016 were fair and were approved in accordance with the applicable Company policies.

In order to reduce or eliminate certain potential conflicts of interest, the Charter contains a number of restrictions or we have adopted policies relating to: (1) transactions we enter into with AR Global, our directors, our officers, our Advisor and its affiliates, and certain of our stockholders, (2) certain future offerings, and (3) allocation of investment opportunities among affiliated entities. Some of these restrictions are set forth below:

•	We will not purchase or lease properties in which AR Global, our Advisor, any of our directors, any of our officers, any of their respective affiliates or certain of our stockholders has an interest without a determination by a majority of the directors, including a majority of the independent directors, not otherwise interested in such transaction that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the property to the seller or lessor unless there is substantial justification for any amount that exceeds such cost and such excess amount is determined to be reasonable. In no event will we acquire any such property at an amount in excess of its appraised value. We will not sell or lease properties to AR Global, our Advisor, any of our directors, any of our officers, any of their respective affiliates or certain of our stockholders unless a majority of the directors, including a majority of the independent directors, not otherwise interested in the transaction determines that the transaction is fair and reasonable to us.

•	We will not make any loans to AR Global, our Advisor, any of our directors, any of our officers, any of their respective affiliates or certain of our stockholders, except that we may make or invest in mortgage, bridge or mezzanine loans involving AR Global, our Advisor, our directors, our officers, their respective affiliates or certain of our stockholders if an appraisal of the underlying property is obtained from an independent appraiser and the transaction is approved as fair and reasonable to us and on terms no less favorable to us than those available from third parties. In addition, our Advisor, any of our directors, any of our officers, any of their respective affiliates or certain of our stockholders will not make loans to us or to joint ventures in which we are a joint venture partner unless approved by a majority of the directors, including a majority of the independent directors, not otherwise interested in the transaction as fair, competitive and commercially reasonable, and no less favorable to us than comparable loans between unaffiliated parties.

•	Our Advisor and its affiliates will be entitled to reimbursement, at cost, for actual expenses incurred by them on behalf of us or joint ventures in which we are a joint venture partner; provided, however, that our Advisor must reimburse us for the amount, if any, by which our total operating expenses paid during the previous year exceeded the greater of: (i) 2% of our average invested assets for that year; and (ii) 25% of our net income, before any additions to reserves for depreciation, bad debts or other similar non-cash reserves and before any gain from the sale of our assets, for that year.

•	Before our Advisor may take advantage of an investment opportunity for its own account or recommend it to others our Advisor is obligated to present such opportunity to us if (a) such opportunity is compatible with our investment objectives and policies, (b) such opportunity is of a character which could be taken by us, and (c) we have the financial resources to take advantage of such opportunity.

•	If an investment opportunity becomes available that is suitable, under all of the factors considered by our Advisor, for both us and one or more other programs sponsored directly or indirectly by AR Global and for which more than one of such entities has sufficient uninvested funds, then the entity that has had the longest period of time elapse since it was offered an investment opportunity will first be offered such investment opportunity. It will be the duty of our Board of Directors, including the independent directors, to ensure that this method is applied fairly to us. In determining whether or not an investment opportunity is suitable for more than one program, our Advisor, subject to approval by our Board of Directors, shall examine, among others, the following factors:

o	the anticipated cash flow of the property to be acquired and the cash requirements and anticipated cash flow of each program;

o	the effect of the acquisition both on diversification of each program’s investments by type of property, geographic area and tenant concentration;

o	the policy of each program relating to leverage of properties;

o	the income tax effects of the purchase to each program;

o	the size of the investment; and

o	the amount of funds available to each program and the length of time such funds have been available for investment.

If a subsequent development, such as a delay in the closing of such investment or a delay in the construction of a property, causes any such investment, in the opinion of our Board of Directors and our Advisor, to be more appropriate for a program other than the program that committed to make the investment, our Advisor may determine that another program sponsored directly or indirectly by AR Global will make the investment. Our Board of Directors has a duty to ensure that the method used by our Advisor for the allocation of the acquisition of investments by two or more programs sponsored directly or indirectly by AR Global seeking to acquire similar types of assets is applied fairly to us.

•	We will not accept goods or services from our Advisor or its affiliates or enter into any other transaction with our Advisor or its affiliates unless a majority of our directors, including a majority of the independent directors, not otherwise interested in the transaction approve such transaction as fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

In addition to the foregoing, we entered into the Allocation Agreement with HTI. See “— Investment Allocation Agreement.”

Director Independence

Under our Charter, a majority of the members of our Board of Directors must be “independent” except for a period of up to 60 days after the death, resignation or removal of an independent director. An “independent director” is defined under the Charter as one who is not associated and has not been associated within the last two years, directly or indirectly, with AR Global or our Advisor. A director is deemed to be associated with AR Global or our Advisor if he or she: (a) owns an interest in AR Global, our Advisor or any of their affiliates; (b) is employed by AR Global, our Advisor or any of their affiliates; (c) is an officer or director of AR Global, our Advisor or any of their affiliates; (d) performs services, other than as a director, for us; (e) is a director for more than three REITs organized by AR Global or advised by our Advisor; or (f) has any material business or professional relationship with AR Global, our Advisor or any of their affiliates. A business or professional relationship is considered material per se if the gross revenue derived by the director from AR Global and our Advisor and affiliates exceeds 5% of the director’s (i) annual gross revenue, derived from all sources, during either of the last two years, or (ii) net worth, on a fair market value basis. An indirect relationship includes circumstances in which a director’s spouse, parents, children, siblings, mothers- or fathers-in-law, sons- or daughters-in-law, or brothers- or sisters-in-law, is or has been associated with AR Global, our Advisor, any of their affiliates or us.

The Board of Directors has considered the independence of each director in accordance with the elements of independence set forth above and in the listing standards of the New York Stock Exchange (“NYSE”) even though our shares are not listed on the NYSE. Based upon information provided by each independent director, the Board of Directors has affirmatively determined that Ms. Perrotty and Mr. Penn are independent and do not have any material relationships with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company) other than as a director of the Company and are “independent” within the meaning of the NYSE’s director independence standards and audit committee independence standards, as currently in effect. Our Board of Directors has determined that each of our independent directors satisfies the elements of independence set forth above and in the listing standards of the NYSE and under our Charter. There are no familial relationships between any of our directors and executive officers.

Item 14. Principal Accounting Fees and Services.

KPMG LLP (“KPMG”) has audited our consolidated financial statements since the year ended December 31, 2014. KPMG reports directly to our audit committee. Aggregate fees for professional services rendered by KPMG for and during the years ended December 31, 2016 and December 31, 2015 were as follows:

Audit Fees

Audit fees incurred from KPMG for the years ended December 31, 2016 and December 31, 2015 were $569,100 and $349,884, respectively.

Audit Related Fees

There were no audit related fees incurred from KPMG for the years ended December 31, 2016 and December 31, 2015.

Tax Fees

There were no tax fees billed by KPMG for the years ended December 31, 2016 and December 31, 2015.

All Other Fees

There were no other fees billed by KPMG for the years ended December 31, 2016 and December 31, 2015.

Pre-Approval Policies and Procedures

In considering the nature of the services provided by the independent registered public accounting firm, the audit committee determined that such services are compatible with the provision of independent audit services. The audit committee discusses these services with the independent registered public accounting firm and the Company’s management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the related requirements of the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants. All services rendered by KPMG were pre-approved by the audit committee and none were non-audit services.

PART IV

The following documents are filed as part of this Amendment No. 1:

(b) Exhibits.

31.1	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of April, 2017.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC.
By	/s/ W. Todd Jensen
W. Todd Jensen
Interim Chief Executive Officer and President (and Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Edward M. Weil	Executive Chairman of the Board of Directors	April 28, 2017
Edward M. Weil

/s/ Katie P. Kurtz	Chief Financial Officer, Treasurer and Secretary	April 28, 2017
Katie P. Kurtz	(and Principal Financial Officer and Principal Accounting Officer)

/s/ P. Sue Perrotty	Independent Director	April 28, 2017
P. Sue Perrotty

/s/ B.J. Penn	Independent Director	April 28, 2017
B.J. Penn

