Form 10-Q
period 2017-03-31
American Realty Capital Healthcare Trust III, Inc.
filed 2017-05-11
CIK 1609234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________
Commission file number: 000-55625
American Realty Capital Healthcare Trust III, Inc.
(Exact name of registrant as specified in its charter)

Maryland	38-3930747
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
405 Park Ave., 4th Floor, New York, NY	10022
(Address of principal executive offices)	(Zip Code)
(212) 415-6500
(Registrant's telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
As of April 30, 2017, the registrant had 6,955,194 shares of common stock outstanding.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.
AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$10,225	$10,225
Buildings, fixtures and improvements	101,202	101,197
Acquired intangible lease assets	18,450	18,450
Total real estate investments, at cost	129,877	129,872
Less: accumulated depreciation and amortization	(9,538)	(8,137)
Total real estate investments, net	120,339	121,735
Cash	14,869	16,371
Restricted cash	62	37
Straight-line rent receivable	658	662
Prepaid expenses and other assets (including $144 and $129 due from related parties as of March 31, 2017 and December 31, 2016, respectively)	1,018	1,242
Deferred costs, net	9	9
Total assets	$136,955	$140,056
LIABILITIES AND EQUITY
Mortgage note payable, net of deferred financing costs	$4,901	$4,919
Mortgage premium, net	102	113
Market lease intangible liabilities, net	1,664	1,701
Accounts payable and accrued expenses (including $278 and $259 due to related parties as of March 31, 2017 and December 31, 2016, respectively)	2,241	1,904
Deferred rent	425	472
Distributions payable	923	925
Total liabilities	10,256	10,034

Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 6,939,976 and 6,978,303 shares of common stock issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	69	70
Additional paid-in capital	149,290	150,109
Accumulated deficit	(23,127)	(20,621)
Total stockholders' equity	126,232	129,558
Non-controlling interests	467	464
Total equity	126,699	130,022
Total liabilities and equity	$136,955	$140,056

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Rental income	$2,276	$2,268
Operating expense reimbursements	790	626
Resident services and fee income	742	698
Total revenues	3,808	3,592

Expenses:
Property operating and maintenance	1,563	1,257
Operating fees to related party	13	40
Acquisition and transaction related	46	30
General and administrative	604	676
Depreciation and amortization	1,316	1,577
Total expenses	3,542	3,580
Operating income	266	12
Other expense:
Interest expense	(46)	(48)
Total other expense	(46)	(48)
Income (loss) before income taxes	220	(36)
Income tax expense	(55)	(45)
Net income (loss)	165	(81)
Net income attributable to non-controlling interests	(3)	(4)
Net income (loss) attributable to stockholders	162	(85)
Comprehensive income (loss) attributable to stockholders	$162	$(85)

Basic net income (loss) per share	$0.02	$(0.01)
Diluted net income (loss) per share	$0.01	$(0.01)
Distributions declared per share	$0.39	$0.39

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY
For the Three Months Ended March 31, 2017
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2016	6,978,303	$70	$150,109	$(20,621)	$129,558	$464	$130,022
Common stock issued through distribution reinvestment plan	45,277	—	1,075	—	1,075	—	1,075
Common stock repurchases	(83,604)	(1)	(1,903)	—	(1,904)	—	(1,904)
Share-based compensation	—	—	9	—	9	—	9
Distributions declared	—	—	—	(2,668)	(2,668)	—	(2,668)
Net income	—	—	—	162	162	3	165
Balance, March 31, 2017	6,939,976	$69	$149,290	$(23,127)	$126,232	$467	$126,699

The accompanying notes are an integral part of this unaudited consolidated financial statement.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$165	$(81)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,316	1,577
Amortization of deferred financing costs	7	8
Amortization of mortgage premium	(11)	(10)
Amortization of market lease and other intangibles	51	51
Share-based compensation	9	6
Changes in assets and liabilities:
Straight-line rent receivable	4	(137)
Prepaid expenses and other assets	223	(217)
Accounts payable and accrued expenses	337	496
Deferred rent	(47)	141
Restricted cash	(25)	—
Net cash provided by operating activities	2,029	1,834
Cash flows from investing activities:
Capital expenditures	(7)	(61)
Net cash used in investing activities	(7)	(61)
Cash flows from financing activities:
Payments on mortgage note payable	(25)	(24)
Common stock repurchases	(1,904)	—
Payments of offering costs and fees related to common stock issuances	—	(68)
Distributions paid	(1,595)	(1,808)
Net cash used in financing activities	(3,524)	(1,900)
Net change in cash	(1,502)	(127)
Cash, beginning of period	16,371	16,808
Cash, end of period	$14,869	$16,681

Supplemental disclosure of cash flow information:
Cash paid for interest	$50	$51
Cash paid for income taxes	—	64

Non-cash investing and financing activities:
Payable and accrued offering costs	$228	$369
Common stock issued through distribution reinvestment plan	1,075	837

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Note 1 — Organization
American Realty Capital Healthcare Trust III, Inc. (including, as required by context, American Realty Capital Healthcare III Operating Partnership, L.P. (the "OP") and its subsidiaries, the "Company") was incorporated on April 24, 2014 as a Maryland corporation that elected and qualified to be taxed as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with its taxable year ended December 31, 2015. On August 20, 2014, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 125.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, for total gross proceeds of up to $3.1 billion, plus up to 26.3 million shares of common stock available pursuant to a distribution reinvestment plan (the "DRIP") under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. The Company's IPO, which was conducted by Realty Capital Securities, LLC (the "Former Dealer Manager"), as exclusive wholesale distributor, lapsed in accordance with its terms in August 2016. On January 25, 2016, the Company registered an additional 0.7 million shares to be issued pursuant to the DRIP pursuant to a registration statement on Form S-3 (File No. 333-209117). On April 28, 2017, in connection with discussions pursuant to the Strategic Review (as defined below), the Company temporarily suspended the DRIP for two monthly investment periods.
As of March 31, 2017, the Company had 6.9 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds from the IPO and the DRIP, net of share repurchases, of $170.7 million.
On April 29, 2016, the Company's board of directors announced that it had initiated a strategic review process (the "Strategic Review") to identify, examine, and consider a range of strategic alternatives available to the Company with the objective of maximizing shareholder value, pursuant to which the board of directors has established a special committee (the "Special Committee") comprised of the board's independent directors, which is conducting the Strategic Review and is addressing any potential conflicts of interest. The Special Committee has engaged SunTrust Robinson Humphrey, Inc. as financial advisor and retained Shapiro Sher Guinot and Sandler, P.A. as special legal counsel in connection with the Strategic Review. Pursuant to this process, the Company is engaging in discussions with respect to a potential transaction. The board of directors has not made a decision to enter into any transaction at this time, and there can be no assurance that the discussions and evaluation will result in a definitive agreement or that any such transaction would be approved by the Company’s stockholders. The Company does not intend to provide updates on the discussions or negotiations regarding a potential transaction unless or until it determines that further disclosure is appropriate or required based on the then-current facts and circumstances.
The Company was formed to acquire a diversified portfolio of healthcare-related assets, including medical office buildings ("MOB"), seniors housing communities and other healthcare-related facilities, for investment purposes. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. The Company purchased its first property and commenced real estate operations in March 2015. As of March 31, 2017, the Company owned 19 properties located in 10 states, comprised of 0.5 million rentable square feet.
Substantially all of the Company's business is conducted through the OP. The Company has no employees. American Realty Capital Healthcare III Advisors, LLC (the "Advisor") has been retained to manage the Company's affairs on a day-to-day basis. The Company also has retained American Realty Capital Healthcare III Properties, LLC (the "Property Manager") to serve as the Company's property manager. The Advisor and the Property Manager are under common control with AR Global Investments, LLC (the successor business to AR Capital, LLC, "AR Global"), the parent of the American Realty Capital VII, LLC, the Company's sponsor, (the "Sponsor"), as a result of which they are related parties, and each have received or may receive compensation, fees and other expense reimbursements from the Company for services related to managing the Company's business. The Advisor, Property Manager and Former Dealer Manager have received or may receive fees during the Company's offering, acquisition, operational and liquidation stages.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Note 2 — Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2016, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 9, 2017. There have been no significant changes to the Company's significant accounting policies during the three months ended March 31, 2017 other than the updates described below.
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company, the OP and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity ("VIE") for which the Company is the primary beneficiary. The Company has determined the OP is a VIE of which the Company is the primary beneficiary. Substantially all of the Company's assets and liabilities are held by the OP.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance was to become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption was not permitted under GAAP. The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. In July 2015, the FASB deferred the effective date of the revised guidance by one year to annual reporting periods beginning after December 15, 2017, although entities will be allowed to early adopt the guidance as of the original effective date. The Company is evaluating the impact of this guidance, including performing a preliminary review of all revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition. The Company is continuing to evaluate the allowable methods of adoption.
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
In February 2016, the FASB issued an update which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The revised guidance supersedes previous leasing standards and is effective for reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company has begun developing an inventory of all leases as well as identifying any non-lease components in our lease arrangements. The Company is continuing to evaluate the impact of this new guidance.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

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
In February 2017, the FASB issued guidance on other income, specifically gains and losses from the derecognition of nonfinancial assets. The guidance clarifies the definition of ‘in substance non-financial assets’, unifies guidance related to partial sales of non-financial assets, eliminates rules specifically addressing the sales of real estate, removes exception to the financial asset derecognition model and clarifies the accounting for contributions of non-financial assets to joint ventures. The revised guidance is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of this new guidance.
Recently Adopted Accounting Pronouncements
In October 2016, the FASB issued guidance where a reporting entity will need to evaluate if it should consolidate a VIE. The amendments change the evaluation of whether a reporting entity is the primary beneficiary of a VIE by changing how a single decision maker of a VIE treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The revised guidance is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company has adopted the provisions of this guidance beginning January 1, 2017 and determined that there is no impact to the Company's consolidated financial position, results of operations and cash flows.
In January 2017, the FASB issued guidance that revises the definition of a business. This new guidance is applicable when evaluating whether an acquisition should be treated as either a business acquisition or an asset acquisition. Under the revised guidance, when, among other things, substantially all of the fair value of gross assets acquired is concentrated in a single asset or group of similar assets, the assets acquired would not be considered a business. The revised guidance is effective for reporting periods beginning after December 15, 2017, and the amendments will be applied prospectively. Early application is permitted only for transactions that have not previously been reported in issued financial statements. The Company has assessed this revised guidance and expects, based on historical acquisitions, that, in most cases, a future property acquisition would be treated as an asset acquisition rather than a business acquisition, which would result in the capitalization of related transaction costs. The Company has adopted the provisions of this guidance beginning January 1, 2017.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Note 3 — Real Estate Investments
The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter as of March 31, 2017. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Rent Payments
April 1, 2017 — December 31, 2017	$6,716
2018	8,750
2019	8,300
2020	7,827
2021	6,431
Thereafter	18,846
Total	$56,870
As of March 31, 2017 and 2016, the Company had no tenants (including, for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis for all properties.
The following table lists the states where the Company has a concentration of properties where annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis as of March 31, 2017 and 2016:

	March 31,
State	2017	2016
Illinois	42.3%	49.9%
Georgia	11.8%	10.3%
Intangible Assets and Liabilities
Acquired intangible assets and liabilities consisted of the following as of the periods presented:

	March 31, 2017			December 31, 2016
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$16,023	$4,660	$11,363	$16,023	$4,058	$11,965
Above-market lease assets	2,427	523	1,904	2,427	434	1,993
Total acquired intangible assets	$18,450	$5,183	$13,267	$18,450	$4,492	$13,958
Intangible liabilities:
Above-market ground lease liabilities	$179	$26	$153	$180	$22	$158
Below-market lease liabilities	1,722	211	1,511	1,722	179	1,543
Total acquired intangible liabilities	$1,901	$237	$1,664	$1,902	$201	$1,701

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

The following table discloses amounts recognized within the consolidated statements of operations and comprehensive income (loss) related to amortization of in-place lease assets, amortization and accretion of above- and below-market lease assets and liabilities, net and the accretion of above-market ground leases, for the periods presented:

	Three Months Ended March 31,
(In thousands)	2017	2016
Amortization of in-place leases(1)	$601	$869
Amortization (accretion) of above- and below-market leases, net(2)	$55	$55
Accretion of above-market ground leases(3)	$(4)	$(4)
_______________

(1)	Reflected within depreciation and amortization expense

(2)	Reflected within rental income

(3)	Reflected within property operating and maintenance expense
The following table provides the projected amortization expense and adjustments to revenues for the next five years:

(In thousands)	April 1, 2017 — December 31, 2017	2018	2019	2020	2021
In-place lease assets	$1,760	$2,197	$2,022	$1,794	$1,285
Total to be added to amortization expense	$1,760	$2,197	$2,022	$1,794	$1,285

Above-market lease assets	$262	$318	$309	$301	$224
Below-market lease liabilities	(99)	(132)	(131)	(127)	(120)
Total to be deducted from rental income	$163	$186	$178	$174	$104

Above-market ground lease liabilities	$12	$16	$16	$16	$16
Total to be deducted from property operating and maintenance expense	$12	$16	$16	$16	$16
Note 4 — Mortgage Note Payable
The following table reflects the Company's mortgage note payable as of March 31, 2017 and December 31, 2016:

		Outstanding Loan Amount as of		Effective Interest Rate
Portfolio	Encumbered Properties	March 31, 2017	December 31, 2016		Interest Rate	Maturity
		(In thousands)	(In thousands)
Philip Professional Center — Lawrenceville, GA	2	$4,972	$4,997	4.0%	Fixed	Oct. 2019
Deferred financing costs, net of accumulated amortization		(71)	(78)
Mortgage note payable, net of deferred financing costs		$4,901	$4,919
As of March 31, 2017, the Company had pledged $9.0 million in real estate as collateral for the mortgage note payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage note payable on the property. The Company makes payments of principal and interest on its mortgage note payable on a monthly basis.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

The following table summarizes the scheduled aggregate principal payments on the Company's mortgage note payable for the five years subsequent to March 31, 2017 and thereafter:

(In thousands)	Future Principal Payments
April 1, 2017 — December 31, 2017	$75
2018	104
2019	4,793
2020	—
2021	—
Thereafter	—
Total	$4,972
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

		Carrying Amount(1) at	Fair Value at	Carrying Amount (1) at	Fair Value at
(In thousands)	Level	March 31, 2017	March 31, 2017	December 31, 2016	December 31, 2016
Gross mortgage note payable and mortgage premium, net	3	$5,074	$5,070	$5,110	$5,085
_______________

(1)	Carrying amount as of March 31, 2017 and December 31, 2016 includes gross mortgage note payable of $5.0 million and mortgage premium, net of $0.1 million.
The fair value of the mortgage note payable is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Note 6 — Common Stock
The Company had 6.9 million and 7.0 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, net of shares repurchased under the share repurchase program (as amended, the “SRP”), as of March 31, 2017 and December 31, 2016, respectively. The Company had received total proceeds from the IPO and the DRIP, net of share repurchases, of $170.7 million and $171.5 million as of March 31, 2017 and December 31, 2016, respectively.
The Company has paid distributions on a monthly basis to stockholders of record equivalent to $1.56 per annum, per share of common stock, beginning on March 15, 2015. Distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased under the DRIP. The shares purchased pursuant to the DRIP have the same rights and are treated in the same manner as the shares issued pursuant to the IPO. The board of directors may designate that certain cash or other distributions be excluded from reinvestment pursuant to the DRIP. On June 29, 2016, the board of directors of the Company amended the DRIP to provide that any amendment, suspension or termination of the DRIP will become effective immediately upon (i) the Company’s public announcement of such amendment, suspension or termination and (ii) the Company’s mailing of a notice regarding the amendment, suspension or termination to each DRIP participant. Shares issued under the DRIP are recorded to equity in the accompanying consolidated balance sheets in the period distributions are declared.
Until the estimated per-share net asset value ("Estimated Per-Share NAV") pricing date (the "NAV Pricing Date"), the per share purchase price of shares issued pursuant to the DRIP has been and will continue to be $23.75 per share, which is equal to 95% of the offering price in the IPO. Beginning with the NAV Pricing Date, the per share price for shares pursuant to the DRIP will vary periodically and will be equal to the Company’s Estimated Per-Share NAV. The NAV Pricing Date means the date that the Company first publishes an Estimated Per-Share NAV, which will be on or prior to July 11, 2017.
During the three months ended March 31, 2017, the Company issued approximately 45,000 shares of common stock pursuant to the DRIP, generating aggregate proceeds of $1.1 million. On April 28, 2017, as a result of recent discussions pursuant to the Strategic Review, the Company temporarily suspended the DRIP for two monthly investment periods.
Share Repurchase Program
The Company's board of directors has adopted a SRP that enables stockholders to sell their shares to the Company in limited circumstances. The SRP permits investors to sell their shares back to the Company after they have held them for at least one year, subject to significant conditions and limitations described below.
Prior to the time that the Company’s shares are listed on a national securities exchange and until the Company begins to calculate Estimated Per-Share NAV (other than with respect to a repurchase request that is made in connection with a stockholder’s death or disability), the repurchase price per share will depend on the length of time investors have held such shares as follows: after one year from the purchase date — the lower of $23.13 or 92.5% of the amount they actually paid for each share, and after two years from the purchase date — the lower of $23.75 or 95.0% of the amount they actually paid for each share (in each case, as adjusted for any stock distributions, combinations, splits and recapitalizations). In cases of requests for death and disability, the repurchase prices will be equal to the price actually paid for each such share.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Beginning with the NAV Pricing Date, the price per share that the Company will pay to repurchase its shares will be equal to its Estimated Per-Share NAV at the time of repurchase multiplied by a percentage equal to (i) 92.5%, if the person seeking repurchase has held his or her shares for a period greater than one year and less than two years; (ii) 95.0%, if the person seeking repurchase has held his or her shares for a period greater than two years and less than three years; (iii) 97.5%, if the person seeking repurchase has held his or her shares for a period greater than three years and less than four years; or (iv) 100.0%, if the person seeking repurchase has held his or her shares for a period greater than four years. In cases of requests for death and disability, the repurchase prices will be equal to Estimated Per-Share NAV at the time of repurchase. Subject to limited exceptions, stockholders who redeem their shares of our common stock within the first four months from the date of purchase will be subject to a short-term trading fee of 2% of the aggregate Estimated Per-Share NAV of the shares of common stock received.
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
On January 25, 2016, the Company's board of directors approved and amended the SRP (the "SRP Amendment") to supersede and replace the existing SRP. Under the SRP Amendment, repurchases of shares of the Company's common stock, when requested, are at the sole discretion of the board of directors and generally will be made semiannually (each six-month period ending June 30 or December 31, a “fiscal semester”). Repurchases for any fiscal semester will be limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year (the "Prior Year Outstanding Shares"), with a maximum for any fiscal year of 5.0% of the Prior Year Outstanding Shares. In addition, the Company is only authorized to repurchase shares in a given fiscal semester up to the amount of proceeds received from its DRIP in that same fiscal semester. If the NAV Pricing Date occurs during any fiscal semester, any repurchase requests received during such fiscal semester will be paid at the applicable Estimated Per-Share NAV then in effect.
On September 21, 2016, the board of directors of the Company further amended the Company’s SRP (the "Special 2016 SRP Amendment") to provide, solely for calendar year 2016, for one twelve-month repurchase period ending December 31, 2016. The annual limit on repurchases under the SRP remained unchanged and continued to be limited to a maximum of 5.0% of the Prior Year Outstanding Shares and was subject to the terms and limitations set forth in the SRP. Following calendar year 2016, the repurchase periods returned to two semi-annual periods and applicable limitations set forth in the SRP. The Special 2016 SRP Amendment became effective on September 22, 2016 and only applied to repurchase periods in calendar year 2016.
If a stockholder requests a repurchase and the repurchase is approved by the Company's board of directors, the Company will reclassify such obligation from equity to a liability based on the value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. The following table reflects the number of shares repurchased cumulatively through March 31, 2017:

	Number of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2016	1,021	$24.97
Three months ended March 31, 2017 (1)	83,604	22.77
Cumulative repurchases as of March 31, 2017 (1)	84,625	$22.80
_______________

(1)	Excludes rejected repurchases of 0.2 million shares for $4.0 million at a weighted average price per share of $22.29, which were unfulfilled as of March 31, 2017.
The SRP will immediately terminate if the Company's shares are listed on any national securities exchange. In addition, our board of directors may amend, suspend (in whole or in part) or terminate the SRP at any time, with effect the day following announcement of the amendment, suspension or termination upon 30 days’ prior written notice to our stockholders.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Note 7 — Related Party Transactions and Arrangements
As of March 31, 2017 and December 31, 2016, American Realty Capital Healthcare III Special Limited Partnership, LLC (the "Special Limited Partner"), an entity controlled by the Sponsor, owned 8,888 shares of the Company's outstanding common stock. As of March 31, 2017 and December 31, 2016, the Advisor held 90 units of limited partner interests in the OP ("OP Units").
The Former Dealer Manager served as the dealer manager of the IPO. SK Research, LLC ("SK Research") and American National Stock Transfer, LLC ("ANST"), both subsidiaries of the parent company of the Former Dealer Manager, provided other general professional services through December 2015 and January 2016, respectively. RCS Capital Corporation ("RCAP"), the parent company of the Former Dealer Manager and certain of its affiliates that provided the Company with services, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global, the parent of the Sponsor. In May 2016, RCAP and its affiliated debtors emerged from bankruptcy under the new name Aretec Group, Inc. On March 8, 2017, the creditor trust established in connection with the RCAP bankruptcy filed suit against AR Global, the Advisor, advisors of other entities sponsored by AR Global, and AR Global’s principals (including Mr. Weil, the executive chairman of the Company's board of directors). The suit alleges, among other things, certain breaches of duties to RCAP. The Company is not named in the suit, nor are there allegations related to the services the Advisor provides to the Company. The Advisor has informed the Company that it believes the suit is without merit and intends to defend against it vigorously.
Fees Incurred in Connection with the IPO
The Advisor, Sponsor and Former Dealer Manager and their affiliates received compensation and reimbursement for services relating to the IPO. All offering costs incurred by the Company and the Advisor, Sponsor and Former Dealer Manager and their affiliates on behalf of the Company are charged to additional paid-in capital on the accompanying consolidated balance sheets. No offering costs were incurred during the three months ended March 31, 2017 or 2016. As of March 31, 2017 and December 31, 2016, the Company had $0.2 million payable to the Former Dealer Manager and its affiliates for services relating to the IPO.
Fees Incurred and Participations Paid in Connection With the Operations of the Company
The Advisor receives an acquisition fee of 1.5% of the contract purchase price of each property acquired and 1.5% of the amount advanced for a loan or other investment. The Advisor is also reimbursed for services provided for which it incurs investment-related expense, or insourced expenses. Such insourced expenses may not exceed 0.5% of the contract purchase price of each acquired property and 0.5% of the amount advanced for a loan or other investment. Additionally, the Company reimburses the Advisor for third party acquisition expenses. The Company also reimburses the Advisor for legal expenses it or its affiliates incur in connection with the selection, evaluation and acquisition of assets, in an amount not to exceed 0.1% of the contract purchase price of each property or 0.1% of the amount advanced for each loan or other investment. Once the proceeds from the IPO have been fully invested, the aggregate amount of acquisition fees and any financing coordination fees (as described below) for any new acquisitions may not exceed 2.0% of the contract purchase price and the amount advanced for a loan or other investment for all the assets acquired. In no event will the total of all acquisition fees, acquisition expenses and any financing coordination fees payable with respect to a particular investment exceed 4.5% of the contract purchase price of the Company's portfolio to be measured at the close of the acquisition phase or 4.5% of the amount advanced for all loans or other investments.
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
March 31, 2017
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
When and if approved by the board of directors, the Class B Units are issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. The number of Class B Units issued in any quarter is an amount equal to: (i) the excess of (A) the product of (y) 0.1875% multiplied by (z) the cost of the Company's assets (until the NAV Pricing Date, then the lower of the cost of assets and the fair value of the Company’s assets) over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the IPO price minus the selling commissions and dealer manager fees). The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. The Advisor receives distributions on unvested Class B Units equal to the distribution received on the Company's common stock. Such distributions on Class B Units are included in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss) until the performance condition is considered probable to occur. During the three months ended March 31, 2017, the Company's board of directors approved the issuance of 9,568 Class B Units to the Advisor in connection with this arrangement. As of March 31, 2017, the Company's board of directors had approved the issuance of 55,490 Class B Units to the Advisor in connection with this arrangement.
Unless the Company contracts with a third party, the Company pays the Property Manager a property management fee of 1.5% of gross revenues from the Company's single-tenant net leased properties and 2.5% of gross revenues from all other types of properties. The Company also reimburses the Property Manager for property level expenses. If the Company contracts directly with third parties for such services, the Company pays them customary market fees and pays the Property Manager an oversight fee of up to 1.0% of the gross revenues of the property managed. In no event is the Property Manager or any affiliates of the Property Manager entitled to an oversight fee if any third party receives market fees greater than the property management fee, as explained above. Further, in no event does the Company pay the Property Manager or any affiliates of the Property Manager both a property management fee and an oversight fee with respect to any particular property. Property management fees are recorded to operating fees to related party in the accompanying consolidated statements of operations and comprehensive income (loss).
The Advisor pays general and administrative expenses on behalf of the Company, for which, the Company subsequently reimburses the Advisor. These fees and reimbursements are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).
The following table details amounts incurred, forgiven and payable or receivable in connection with the Company's operations-related services described above as of and for the periods presented:

	Three Months Ended March 31,
	2017		2016		Payable (Receivable) as of
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	March 31, 2017	December 31, 2016
Ongoing fees and reimbursements:
Property management fees	$13	$—	$40	$—	$(144)	$(129)
Professional fees and reimbursements	55	—	67	—	49	29
Distributions on Class B Units	19	—	4	—	1	2
Total related party operating fees and reimbursements	$87	$—	$111	$—	$(94)	$(98)

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

The Company reimburses the Advisor's costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt, impairments or other similar non-cash expenses and excluding any gain from the sale of assets for that period (the "2%/25% Limitation"), unless the Company's independent directors determine that such excess was justified based on unusual and nonrecurring factors which they deem sufficient, in which case the excess amount may be reimbursed to the Advisor in subsequent periods. Additionally, the Company will reimburse the Advisor for personnel costs in connection with other services during the operational stage; however, the Company may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees, acquisition expense reimbursements or real estate commissions. No reimbursement was incurred from the Advisor for providing such services during the three months ended March 31, 2017 or 2016.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to forgive and absorb certain fees. Because the Advisor may forgive or absorb certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that are forgiven are not deferrals, and accordingly, will not be paid to the Advisor in the future. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's property operating and general and administrative costs, which the Company will not repay. No such fees or expenses were forgiven or absorbed by the Advisor during the three months ended March 31, 2017 or 2016.
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
The Company was also party to a transfer agency agreement with ANST, a subsidiary of RCAP, pursuant to which ANST provided the Company with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by DST Systems, Inc., a third-party transfer agent ("DST"). AR Global received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. On February 26, 2016, the Company entered into a definitive agreement with DST to provide the Company directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services).
Fees and Participations Incurred in Connection with a Listing or the Liquidation of the Company's Real Estate Assets
The Company will pay the Advisor an annual subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholder's capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year. This fee will be payable only upon the sale of assets, distributions or other event which results in the return on stockholder's capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the three months ended March 31, 2017 or 2016.
The Company will pay the Advisor a real estate commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and agents and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission. Real estate commissions will only be payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the three months ended March 31, 2017 or 2016.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

The Company will pay the Special Limited Partner a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in the net sales proceeds unless investors have received a return of their capital plus a return equal to a 6.0% cumulative non-compounded annual return on their capital contributions. No participation in net sales proceeds was incurred during the three months ended March 31, 2017 or 2016.
If the Company's shares of common stock are listed on a national securities exchange, the Special Limited Partner will receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the Company's market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Company cannot assure that it will provide this 6.0% annual return but the Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such distribution was incurred or paid during the three months ended March 31, 2017 or 2016. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in the net sales proceeds and the subordinated listing distribution.
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
Note 8 — Economic Dependency
Under various agreements, the Company has engaged or will engage the Advisor, its affiliates and entities under common ownership with the Advisor to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, as well as other administrative responsibilities for the Company including accounting and legal services, human resources and information technology.
As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that the Advisor and its affiliates are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.
Note 9 — Share-Based Compensation
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
March 31, 2017
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

	Number of Shares of Common Stock	Weighted-Average Issue Price
Unvested, December 31, 2016	6,398	$22.50
Granted	—	—
Vested	—	—
Forfeitures	—	—
Unvested, March 31, 2017	6,398	$22.50
As of March 31, 2017, the Company had $0.1 million of unrecognized compensation cost related to unvested restricted share award grants under the Company's RSP. That cost is expected to be recognized over a weighted average period of 3.4 years. The fair value of the restricted shares is being expensed on a straight-line basis over the service period of five years. Compensation expense related to restricted shares was approximately $9,000 and $6,000 for the three months ended March 31, 2017 and 2016, respectively. Compensation expense related to restricted shares is recorded as general and administrative expense in the accompanying consolidated statements of operations and comprehensive income (loss).
Note 10 — Non-controlling Interests
The Company is the sole general partner and holds substantially all of the OP Units. As of March 31, 2017 and December 31, 2016, the Advisor held 90 OP Units, which represents a nominal percentage of the aggregate OP ownership.
After holding the OP Units for a period of one year, or such lesser time as determined by the Company in its sole and absolute discretion, a holder of OP Units has the right to convert OP Units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of limited partner interests in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets. No distributions were paid to OP Unit holders during the three months ended March 31, 2017 or 2016.
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

The following table summarizes the activity related to investment arrangements with the unaffiliated third party.

				As of March 31, 2017		As of December 31, 2016		Distributions (1) for the Three Months Ended March 31,
Property Name (Dollar amounts in thousands)	Investment Date	Third Party Net Investment Amount as of March 31, 2017	Non-Controlling Ownership Percentage as of March 31, 2017	Net Real Estate Assets Subject to Investment Arrangement	Mortgage Notes Payable Subject to Investment Arrangement	Net Real Estate Assets Subject to Investment Arrangement	Mortgage Notes Payable Subject to Investment Arrangement	2017	2016
UnityPoint Clinic - Muscatine, IA	Dec. 2015	$285	5%	$5,732	$—	$5,790	$—	$—	—
UnityPoint Clinic - Moline, IL	Dec. 2015	182	5%	3,652	—	3,691	—	—	—
_______________

(1)
Represents distributions to unaffiliated third party investors of net cash flows from operations of the properties subject to the investment arrangements. No distributions were paid during the three months ended March 31, 2017 or 2016.

Note 11 — Net Income (Loss) Per Share
The following is a summary of the basic and diluted net income (loss) per share computation for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(In thousands, except share and per share amounts)	2017	2016
Computation of Basic Net Income (Loss) Per Share:
Net income (loss) attributable to stockholders	$162	$(85)
Basic weighted-average shares outstanding	6,946,587	6,805,706
Basic net income (loss) per share	$0.02	$(0.01)

Computation of Diluted Net Income (Loss) Per Share:
Net income (loss) attributable to stockholders	$162	$(85)
Adjustments to net income (loss) for common share equivalents	(96)	—
Diluted net income (loss)	$66	$(85)

Basic weighted-average shares outstanding	6,946,587	6,805,706
Shares of unvested restricted shares (1)	6,398	—
OP Units (2)	90	—
Diluted weighted-average shares outstanding	6,953,075	6,805,706

Diluted net income (loss) per share	$0.01	$(0.01)
_______________

(1)	Weighted-average number of shares of unvested restricted stock outstanding for the periods presented. There were 6,398 shares of unvested restricted stock outstanding as of March 31, 2017.

(2)	Weighted-average number of OP Units outstanding for the periods presented. There were 90 OP Units outstanding as of March 31, 2017.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Diluted net income per share assumes the conversion of all common stock equivalents into an equivalent number of common shares, unless the effect is antidilutive. The Company considers unvested restricted stock, OP Units and Class B Units to be common share equivalents. The Company had the following common share equivalents on a weighted-average basis that were excluded from the calculation of diluted net loss per share as their effect would have been antidilutive for the periods presented:

	Three Months Ended March 31,
	2017	2016
Unvested restricted shares (1)	—	4,799
OP Units (2)	—	90
Class B Units (3)	49,005	10,548
Total weighted average antidilutive common stock equivalents	49,005	15,437
_______________

(1)
Weighted average number of antidilutive shares of unvested restricted stock outstanding for the periods presented. There were 6,398 and 4,799 shares of unvested restricted stock outstanding as of March 31, 2017 and 2016, respectively.

(2)	Weighted average number of antidilutive OP Units outstanding for the periods presented. There were 90 OP Units outstanding as of March 31, 2017 and 2016.

(3)	Weighted average number of antidilutive Class B Units outstanding for the periods presented. There were 55,490 and 17,589 Class B Units outstanding as of March 31, 2017 and 2016, respectively.
Note 12 — Segment Reporting
During the three months ended March 31, 2017 and 2016, the Company operated in three reportable business segments for management and internal financial reporting purposes: medical office buildings, triple-net leased healthcare facilities and seniors housing — operating properties.
The Company evaluates performance and makes resource allocations based on its three business segments. The medical office building segment primarily consists of MOBs leased to healthcare-related tenants under long-term leases, which may require such tenants to pay a pro rata share of property-related expenses. The triple-net leased healthcare facilities segment primarily consists of investments in seniors housing communities, hospitals, inpatient rehabilitation facilities and skilled nursing facilities under long-term leases, under which tenants are generally responsible to directly pay property-related expenses. The seniors housing — operating property ("SHOP") segment consists of direct investments in seniors housing communities, primarily providing assisted living, independent living and memory care services, which are operated through engaging independent third-party managers. There were no intersegment sales or transfers during the periods presented.
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

The following tables reconcile the segment activity to consolidated net loss for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated
Revenues:
Rental income	$2,172	$104	$—	$2,276
Operating expense reimbursements	790	—	—	790
Resident services and fee income	—	—	742	742
Total revenues	2,962	104	742	3,808
Property operating and maintenance	950	130	483	1,563
NOI	$2,012	$(26)	$259	2,245
Operating fees to related party				(13)
Acquisition and transaction related				(46)
General and administrative				(604)
Depreciation and amortization				(1,316)
Interest expense				(46)
Income tax expense				(55)
Net income attributable to non-controlling interests				(3)
Net income (loss) attributable to stockholders				$162

	Three Months Ended March 31, 2016
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated
Revenues:
Rental income	$2,164	$104	$—	$2,268
Operating expense reimbursements	626	—	—	626
Resident services and fee income	—	—	698	698
Total revenues	2,790	104	698	3,592
Property operating and maintenance	788	—	469	1,257
NOI	$2,002	$104	$229	2,335
Operating fees to related party				(40)
Acquisition and transaction related				(30)
General and administrative				(676)
Depreciation and amortization				(1,577)
Interest expense				(48)
Income tax expense				(45)
Net income attributable to non-controlling interests				(4)
Net income (loss) attributable to stockholders				$(85)

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

The following table reconciles the segment activity to consolidated total assets as of the periods presented:

	March 31,	December 31,
(In thousands)	2017	2016
ASSETS
Investments in real estate, net:
Medical office buildings	$105,689	$106,968
Triple-net leased healthcare facilities	4,513	4,554
Seniors housing — operating properties	10,137	10,213
Total investments in real estate, net	120,339	121,735
Cash	14,869	16,371
Restricted cash	62	37
Straight-line rent receivable	658	662
Prepaid expenses and other assets	1,018	1,242
Deferred costs, net	9	9
Total assets	$136,955	$140,056
The following table reconciles capital expenditures by reportable business segment, excluding corporate non-real estate expenditures, for the periods presented:

	Three Months Ended March 31,
(In thousands)	2017	2016
Medical office buildings	$—	$—
Triple-net leased healthcare facilities	—	—
Seniors housing — operating properties	7	61
Total capital expenditures	$7	$61
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

(In thousands)	Future Minimum Base Rental Payments
April 1, 2017 — December 31, 2017	$78
2018	105
2019	106
2020	109
2021	116
Thereafter	3,325
Total	$3,839
Total rental expense from the Company's operating leases was approximately $27,000 and $34,000 during the three months ended March 31, 2017 and 2016, respectively.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

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
Note 14 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements, except for the following disclosures:
On April 28, 2017, in connection with discussions pursuant to the Strategic Review, the Company temporarily suspended the DRIP for two monthly investment periods.

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
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We previously announced that our board of directors has established a special committee (the "Special Committee") comprised of the board's independent directors to identify, examine and consider a range of strategic alternatives available to the Company with the objective of maximizing shareholder value. Pursuant to this process, we are engaging in discussion with respect to a potential transaction. Our board of directors has not made a decision to enter into any transaction at this time, and there can be no assurance that the discussions and evaluation will result in a definitive agreement or that any such transaction would be approved by our stockholders.

•
On April 28, 2017, in connection with discussions pursuant to the Strategic Review (as defined below), we temporarily suspended our distribution reinvestment plan ("DRIP") for two monthly investment periods, which will reduce the amount of capital we have available to invest.

•
All of our executive officers and certain directors are also officers, managers or holders of a direct or indirect controlling interest in the Advisor and other entities affiliated with AR Global Investments, LLC (the successor business to AR Capital, LLC, "AR Global"), the parent of our sponsor, American Realty Capital VII, LLC (the "Sponsor"). As a result, our executive officers and certain directors, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's compensation arrangements with us and other investment programs advised by affiliates of AR Global and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions that adversely affect us.

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

•
We focus on acquiring a diversified portfolio of healthcare-related assets located in the United States and are subject to risks inherent in concentrating investments in the healthcare industry. As of March 31, 2017, we had $14.9 million in cash on hand. While we may use a portion of cash on hand to consummate additional acquisitions, we generally expect to use cash on hand to fund distributions or for working capital needs.

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

•
Commencing on the estimated per-share net asset value ("Estimated Per-Share NAV") pricing date, the offering price of shares sold pursuant to our DRIP and the repurchase price for our shares under our share repurchase plan (our "SRP") will be based on Estimated Per-Share NAV, which may not represent what a stockholder may receive on a sale of the share, what they may receive upon a liquidation of our assets and distribution of the net proceeds or what a third party may pay to acquire the Company.

Overview
We were incorporated on April 24, 2014 as a Maryland corporation that elected and qualified to be taxed as a REIT beginning with our taxable year ended December 31, 2015. On August 20, 2014, we commenced our IPO on a "reasonable best efforts" basis of up to 125.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, for total gross proceeds of up to $3.1 billion plus up to 26.3 million shares of common stock available pursuant to our DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. Our IPO, which was conducted by Realty Capital Securities, LLC (the "Former Dealer Manager"), as exclusive wholesale distributor, lapsed in accordance with its terms in August 2016. On January 25, 2016, we registered an additional 0.7 million shares to be issued under the DRIP pursuant to a registration statement on Form S-3 (File No. 333-209117). On April 28, 2017, in connection with discussions pursuant to the Strategic Review (as defined below), we temporarily suspended our DRIP for two monthly investment periods.
As of March 31, 2017, we had 6.9 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds from the IPO and the DRIP, net of share repurchases, of $170.7 million.
On April 29, 2016, our board of directors announced that it had initiated a strategic review process (the "Strategic Review") to identify, examine, and consider a range of strategic alternatives available to us with the objective of maximizing shareholder value, pursuant to which the board of directors has established the Special Committee comprised of the board's independent directors, which is conducting the Strategic Review and is addressing potential conflicts of interest. The Special Committee has engaged SunTrust Robinson Humphrey, Inc. as financial advisor and retained Shapiro Sher Guinot and Sandler, P.A. as special legal counsel in connection with the Strategic Review. Pursuant to this process, we are engaging in discussions with respect to a potential transaction. The board of directors has not made a decision to enter into any transaction at this time, and there can be no assurance that the discussions and evaluation will result in a definitive agreement or that any such transaction would be approved by our stockholders. We do not intend to provide updates on the discussions or negotiations regarding a potential transaction unless or until we determine that further disclosure is appropriate or required based on the then-current facts and circumstances.

We were formed to acquire a diversified portfolio of healthcare-related assets including medical office buildings ("MOB"), seniors housing communities and other healthcare-related facilities for investment purposes. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced real estate operations in March 2015. As of March 31, 2017, we owned 19 properties consisting of 0.5 million rentable square feet. As of March 31, 2017, we had $14.9 million in cash on hand. While we may use a portion of cash on hand to consummate additional acquisitions, we generally expect to use cash on hand to fund distributions or for working capital needs.
Substantially all of our business is conducted through the OP. We have no employees. The Advisor has been retained to manage our affairs on a day-to-day basis. We also have retained American Realty Capital Healthcare III Properties, LLC (the "Property Manager") to serve as our property manager. The Advisor and the Property Manager are under common control with AR Global, the parent of our Sponsor, as a result of which they are related parties, and each of which have received or will receive compensation, fees and other expense reimbursements from us for services related to managing our business. The Advisor, Property Manager and Former Dealer Manager have received or may receive fees during our offering, acquisition, operational and liquidation stages.
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
We continually review receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, we record an increase in the allowance for uncollectible accounts on the consolidated balance sheets or record a direct write-off of the receivable in the consolidated statements of operations and comprehensive income (loss).
Real Estate Investments
Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life or improve the productive capacity of the asset. Costs of repairs and maintenance are expensed as incurred.
We evaluate the inputs, processes and outputs of each asset acquired to determine if the transaction is a business combination or asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the consolidated statements of operations and comprehensive income (loss). If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized and subsequently amortized over the useful life of the acquired assets.

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
Real estate investments that are intended to be sold are designated as "held for sale" on the consolidated balance sheets at the lesser of the carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale. Real estate investments are no longer depreciated when they are classified as held for sale. If the disposal, or intended disposal, of certain real estate investments represents a strategic shift that has had or will have a major effect on our operations and financial results, the operations of such real estate investments would be presented as discontinued operations in the consolidated statements of operations and comprehensive income (loss) for all periods presented.
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
In February 2016, the FASB issued an update that sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The revised guidance is effective on January 1, 2019. Early adoption is permitted. We have begun developing an inventory of all leases as well as identifying any non-lease components in our lease arrangements. We are continuing to evaluate the impact of this new guidance.
In March 2016, the FASB issued guidance which requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal or agent designation. This guidance is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the impact of this new guidance.
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

In February 2017, the FASB issued guidance on other income, specifically gains and losses from the derecognition of nonfinancial assets. The guidance clarifies the definition of ‘in substance non-financial assets’, unifies guidance related to partial sales of non-financial assets, eliminates rules specifically addressing the sales of real estate, removes exception to the financial asset derecognition model and clarifies the accounting for contributions of non-financial assets to joint ventures. The revised guidance is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the impact of this new guidance.
Recently Adopted Accounting Pronouncements
In October 2016, the FASB issued guidance where a reporting entity will need to evaluate if it should consolidate a VIE. The amendments change the evaluation of whether a reporting entity is the primary beneficiary of a VIE by changing how a single decision maker of a VIE treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The revised guidance is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted. We have adopted the provisions of this guidance beginning January 1, 2017 and determined that there is no impact to our consolidated financial position, results of operations and cash flows.
In January 2017, the FASB issued guidance that revises the definition of a business. This new guidance is applicable when evaluating whether an acquisition should be treated as either a business acquisition or an asset acquisition. Under the revised guidance, when, among other things, substantially all of the fair value of gross assets acquired is concentrated in a single asset or group of similar assets, the assets acquired would not be considered a business. The revised guidance is effective for reporting periods beginning after December 15, 2017, and the amendments will be applied prospectively. Early application is permitted only for transactions that have not previously been reported in issued financial statements. We have assessed this revised guidance and expect, based on historical acquisitions, that, in most cases, a future property acquisition would be treated as an asset acquisition rather than a business acquisition, which would result in the capitalization of related transaction costs. We have adopted the provisions of this guidance beginning January 1, 2017.

Properties
The following table presents certain additional information about the properties we owned as of March 31, 2017:

Property/Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy	Weighted Average Remaining Lease Term	Base Purchase Price (1)
					(In years)	(In thousands)
Medical Office Buildings:
DaVita Bay Breeze — Largo, FL	Mar. 2015	1	7,247	100.0%	10.2	$1,650
RAI Clearwater — Clearwater, FL	Apr. 2015	1	14,936	100.0%	7.7	4,750
DaVita Hudson — Hudson, FL	May 2015	1	8,984	100.0%	7.5	2,725
Rockwall Medical Plaza — Rockwall, TX	Jun. 2015	1	18,176	100.0%	3.0	6,639
Decatur Medical Office Building — Decatur, GA	Jul. 2015	1	20,800	100.0%	5.6	5,100
Buckeye Health Center — Cleveland, OH	Aug. 2015	1	25,070	100.0%	3.1	5,550
Philip Professional Center — Lawrenceville, GA	Aug. 2015	2	31,483	93.9%	11.4	9,000
Illinois CancerCare Clinic — Galesburg, IL	Aug. 2015	1	9,211	100.0%	7.4	3,400
Galesburg VA Outpatient Clinic — Galesburg, IL	Aug. 2015	1	9,979	100.0%	6.3	2,630
Woodlake Office Center — Woodbury, MN	Sep. 2015	1	36,375	100.0%	5.5	14,900
Greenfield Medical Center — Gilbert, AZ	Oct. 2015	1	28,489	100.0%	3.4	7,000
Lee Memorial Health System Outpatient Center — Ft. Meyers, FL	Oct. 2015	1	24,174	100.0%	1.5	5,275
Beaumont Medical Center — Warren, MI	Dec. 2015	1	35,219	95.2%	4.8	13,650
Madison Medical Plaza — Joliet, IL	Dec. 2015	1	70,023	89.4%	4.4	19,500
UnityPoint Clinic — Muscatine, IA	Dec. 2015	1	21,767	100.0%	8.0	5,887
UnityPoint Clinic — Moline, IL	Dec. 2015	1	14,640	100.0%	6.8	3,767
Total Medical Office Buildings:		17	376,573	97.1%	5.7	111,423
Triple-Net Leased Healthcare Facility(2):
Arcadian Cove Assisted Living — Richmond, KY	Aug. 2015	1	34,659	100.0%	13.4	4,775
Seniors Housing — Operating Property:
Cedarhurst of Collinsville — Collinsville, IL	Aug. 2015	1	56,700	91.7%	N/A	11,600
Portfolio, March 31, 2017		19	467,932			$127,798
_______________

(1)	Contract purchase price, excluding acquisition related costs.

(2)
Revenues for our triple-net leased healthcare facility generally consist of fixed rental amounts (subject to annual contractual escalations) received from our tenants in accordance with the applicable lease terms and does not vary based on the underlying operating performance of the property. As of March 31, 2017, the property leased to our seniors housing — triple net leased tenant had operating occupancy of approximately 93.9%. While operating occupancy rates may affect the profitability of our tenants’ operations, they do not have a direct impact on our revenues or financial results. Operating occupancy statistics for our triple-net leased healthcare facility are compiled through reports from tenants and have not been independently validated by us.

N/A	Not applicable
Results of Operations
Comparison of the Three Months Ended March 31, 2017 to the Three Months Ended March 31, 2016
As of March 31, 2017, we owned 19 properties and real estate-related assets, all of which we have owned since January 1, 2016. Net income (loss) attributable to stockholders was $0.2 million and $(0.1) million for the three months ended March 31, 2017 and 2016, respectively.
Rental Income
Rental income was consistent at $2.3 million for the three months ended March 31, 2017 and 2016. Rental income relates to our 17 MOBs and one triple-net leased healthcare facility.

Operating Expense Reimbursements
Operating expense reimbursements increased $0.2 million to $0.8 million for the three months ended March 31, 2017 from $0.6 million for the three months ended March 31, 2016. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of reimbursable property operating expenses, which may be subject to exclusions and expense floors, in addition to base rent, whereas under certain other lease agreements, the tenants are generally directly responsible for all operating costs of the respective properties. Our operating expense reimbursements increased in proportion to the increase in our property operating expenses incurred from our MOBs during the three months ended March 31, 2017.
Resident Services and Fee Income
Resident services and fee income remained consistent at $0.7 million for the three months ended March 31, 2017 and 2016. Resident services and fee income is generated in connection with rent and services offered to residents in our SHOP depending on the level of care required, as well as fees associated with other ancillary services.
Property Operating and Maintenance Expenses
Property operating and maintenance expenses increased $0.3 million to $1.6 million for the three months ended March 31, 2017 from $1.3 million for the three months ended March 31, 2016. These costs primarily relate to the costs associated with our properties, including real estate taxes, property insurance, utilities, repairs, maintenance and unaffiliated third party property management fees, as well as costs relating to caring for the residents of our SHOP. The increase in property operating and maintenance expenses was primarily attributable to higher real estate taxes, which contributed $0.2 million of the increase. In addition, $0.1 million of the increase relates to bad debt expense recorded to reserve the straight-line rent receivable of our triple-net leased healthcare facility.
Operating Fees to Related Party
Operating fees to related party decreased by approximately $27,000 to approximately $13,000 for the three months ended March 31, 2017 from approximately $40,000 for the three months ended March 31, 2016. Operating fees to related party relates to fees incurred from our Property Manager for property management services for managing our properties on a day-to-day basis, as well as oversight fees that may apply on properties under contract with unaffiliated third parties for such services, subject to exclusions. Property management fees incurred during the three months ended March 31, 2017 decreased due to lower oversight fees incurred, as compared to the oversight fees incurred during the three months ended March 31, 2016. Typically, property management fees increase in direct correlation with gross revenues.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses of approximately $46,000 for the three months ended March 31, 2017 primarily related to costs associated with the Strategic Review. Acquisition and transaction related expenses of $30,000 for the three months ended March 31, 2016 primarily related to audit fees and other costs associated with acquisitions consummated during the year ended December 31, 2015. Acquisition and transaction related expenses generally increase or decrease in direct correlation with the number and contract purchase price of the properties acquired during the period and the level of activity surrounding any contemplated transaction.
General and Administrative Expenses
General and administrative expenses decreased $0.1 million from $0.7 million for the three months ended March 31, 2016 to $0.6 million for the three months ended March 31, 2017, including $0.1 million reimbursed to or incurred from related parties. General and administrative expenses decreased primarily as a result of decreased legal costs. General and administrative expenses primarily consist of professional fees, board of director costs and directors' and officers' insurance.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased $0.3 million to $1.3 million for the three months ended March 31, 2017 from $1.6 million for the three months ended March 31, 2016. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and liabilities and depreciated or amortized over their estimated useful lives. The decrease in depreciation and amortization expense was due to the expiration of an in-place lease asset recorded at acquisition in a previous period.
Interest Expense
Interest expense remained relatively flat at approximately $46,000 for the three months ended March 31, 2017 compared to approximately $48,000 for the three months ended March 31, 2016. Interest expense related to our mortgage note payable with an average monthly balance of $5.0 million during the three months ended March 31, 2017 compared to an average monthly balance of $5.1 million during the three months ended March 31, 2016.

Income Tax Expense
We incurred income tax expense of approximately $55,000 and approximately $45,000, respectively, for the three months ended March 31, 2017 and 2016 related to our SHOP using a structure permitted by RIDEA, under which a REIT may lease qualified healthcare properties on an arm's length basis to a taxable REIT subsidiary ("TRS") if the property is operated on behalf of such subsidiary by an eligible third-party independent contractor.
Net Income Attributable to Non-Controlling Interest Holders
Net income attributable to non-controlling interest holders was approximately $3,000 and $4,000, respectively, for the three months ended March 31, 2017 and 2016, which represents the portion of net income allocated to an unaffiliated third party that owns an interest in certain of our property owning subsidiaries and is entitled to receive a proportionate share of net operating cash flow derived from the subsidiaries' properties.
Cash Flows for the Three Months Ended March 31, 2017
During the three months ended March 31, 2017, net cash provided by operating activities was $2.0 million. The level of cash flows used in or provided by operating activities is affected by the number of properties owned, the performance of those properties, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses. Cash inflows related to a net income adjusted for non-cash items of $1.5 million (net income of $0.2 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets, amortization of deferred financing costs, amortization of mortgage premiums and equity-based compensation of $1.4 million), a decrease in prepaid expenses and other assets of $0.2 million due to tenant receivables and prepaid expenses, an increase in accounts payable and accrued expenses of $0.3 million related to real estate taxes and legal fees. These cash inflows were partially offset by an approximately $47,000 decrease in deferred rent and a decrease in restricted cash of approximately $25,000.
The net cash used in investing activities during the three months ended March 31, 2017 of approximately $7,000 related to capital expenditures.
Net cash used in financing activities of $3.5 million during the three months ended March 31, 2017 consisted primarily of repurchases of our common stock of $1.9 million, distributions to stockholders of $1.6 million and principal payments made on mortgage notes payable of approximately $25,000.
Cash flows for the Three Months Ended March 31, 2016
During the three months ended March 31, 2016, net cash provided by operating activities was $1.8 million. The level of cash flows used in or provided by operating activities is affected by the number of properties owned, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses. Cash flows provided by operating activities during the three months ended March 31, 2016 included approximately $30,000 of acquisition and transaction related costs. Cash inflows related to a net loss adjusted for non-cash items of $1.6 million (net loss of $0.1 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets, amortization of deferred financing costs, amortization of mortgage premiums and equity-based compensation of $1.6 million), increase in accounts payable and accrued expenses of $0.5 million related to professional fees, real estate taxes and property operating expenses for our MOBs and SHOP and a $0.1 million increase in deferred rent. These cash inflows were partially offset by a decrease in prepaid expenses and other assets of $0.2 million due to rent receivables and other receivables and an increase in unbilled rent receivables recorded in accordance with straight-line basis accounting of $0.1 million.
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
Liquidity and Capital Resources
As of March 31, 2017, we had cash of $14.9 million and expect to fund our liquidity requirements over the next 12 months through a combination of cash on hand and operating cash flows.

Our principal demands for cash will be for improvement costs for our properties, the payment of our operating and administrative expenses, distributions to our stockholders and share repurchases. We generally expect to use our cash on hand for these purposes, but we may also use a portion of our cash on hand and borrowings to fund additional acquisitions. As of March 31, 2017, we have primarily funded our acquisitions from the net proceeds of our IPO with limited use of mortgage debt and have not utilized any corporate lines of credit. To the extent that we make additional acquisitions, we intend to acquire our assets with cash and mortgage or other debt, but we also may acquire assets free and clear of permanent mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in OP Units, or any mix thereof. On April 28, 2017, we provided notice that we were suspending our DRIP for two monthly investment periods. We expect this suspension to increase our cash distributions for those two monthly investment periods and will fund the increase with available cash on hand.
If cash on hand and operating cash flows become insufficient to cover cash requirements, it may be necessary to obtain additional capital through equity sources. Also, we may look to generate proceeds from additional mortgage debt or obtain corporate leverage. There is no assurance that such sources of capital will be available, or, if available, that the terms will be acceptable to us.
We may borrow if we need funds to satisfy the REIT tax qualification requirement that we generally distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP, determined without regard to the deduction for dividends paid and excluding net capital gain). We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT. Under our charter, the maximum amount of our total indebtedness may not exceed 300% of our total "net assets" as defined in our charter as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments. However, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. In addition, it is currently our intention to limit our aggregate borrowings to 45% of the aggregate fair market value of our assets, unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation will not apply to individual real estate assets or investments. As of March 31, 2017, our secured debt leverage ratio (total secured debt divided by total assets) was approximately 3.6% and we did not have any unsecured borrowings. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy the requirements under our charter. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits.
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
Our board of directors has adopted a Share Repurchase Program (as amended, the "SRP"), which enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash. There are limits on the number of shares we may repurchase under this program during any calendar year. We are only authorized to repurchase shares using the proceeds secured from the DRIP in any given period. The following table reflects the number of shares repurchased cumulatively through March 31, 2017:

	Number of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2016	1,021	$24.97
Three months ended March 31, 2017 (1)	83,604	22.77
Cumulative repurchases as of March 31, 2017 (1)	84,625	$22.80
_______________

(1)	Excludes rejected repurchases of 0.2 million shares for $4.0 million at an average price per share of $22.29, which were unfulfilled as of March 31, 2017.
Non-GAAP Financial Measures
This section includes non-GAAP financial measures including Funds from Operations, Modified Funds from Operations and Net Operating Income ("NOI"). A description of these non-GAAP financial measures and reconciliations to the most directly comparable GAAP measure, which is net income, are provided below:

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
We define MFFO, a non-GAAP measure, consistent with the IPA's Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the "Practice Guideline") issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for acquisition and transaction related fees and expenses and other items. In calculating MFFO, we follow the Practice Guideline and exclude acquisition fees and expenses, amortization of above and below and other market intangible lease assets and liabilities, amounts relating to straight line rent adjustments (in order to reflect such payments from a GAAP accrual basis to a cash basis), accretion of discounts and amortization of premiums on debt investments and adjustments for unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. We also exclude other non-operating items in calculating MFFO, such as transaction-related fees and expenses (which include costs associated with the Strategic Review).
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
The table below reflects the items deducted from or added to net income attributable to stockholders in our calculation of FFO and MFFO for the periods indicated. In calculating our FFO and MFFO, we exclude the impact of amounts attributable to our non-controlling interests.

Three Months Ended
(In thousands)	March 31, 2017
Net income attributable to stockholders (in accordance with GAAP)	$162
Depreciation and amortization	1,313
Adjustments for non-controlling interests(1)	(1)
FFO attributable to stockholders	1,474
Acquisition and transaction related	46
Amortization of market lease and other intangibles	51
Straight-line rent adjustments	12
Amortization of mortgage premium	(11)
Adjustments for non-controlling interests(1)	(1)
MFFO attributable to stockholders	$1,571
_______________

(1)	Represents the portion of the adjustments allocable to non-controlling interests.
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

The following table reflects the items deducted from or added to net income (loss attributable to stockholders in our calculation of NOI for the periods indicated:

	Three Months Ended
	March 31, 2017	March 31, 2016
Net income (loss) attributable to stockholders (in accordance with GAAP)	$162	$(85)
Operating fees to related party	13	40
Acquisition and transaction related	46	30
General and administrative	604	676
Depreciation and amortization	1,316	1,577
Interest expense	46	48
Income tax expense	55	45
Net income attributable to non-controlling interests	3	4
NOI	$2,245	$2,335
Refer to Note 12 — Segment Reporting for a reconciliation of NOI to net income (loss) attributable to stockholders by reportable segment.
Distributions
On January 29, 2015, our board of directors authorized, and we declared, distributions payable to stockholders of record each day during the applicable period equal to $1.56 per annum, per share of common stock, beginning March 15, 2015. Distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.
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
During the three months ended March 31, 2017, distributions paid to common stockholders totaled $2.7 million, including $1.1 million which was reinvested into additional shares of common stock through our DRIP. During the three months ended March 31, 2017, cash used to pay distributions was generated from cash flows provided by operations and available cash on hand, which includes proceeds from our IPO and proceeds from our IPO which were reinvested in common stock issued pursuant to our DRIP.

The following table shows the sources for the payment of distributions to common stockholders, including distributions on unvested restricted shares, but excluding distributions related to unvested performance-based restricted, forfeitable partnership units of the OP designated as "Class B Units" as these distributions are recorded as expenses in the consolidated statements of operations and comprehensive income (loss), for the periods indicated:

	Three Months Ended
	March 31, 2017
(In thousands)		Percentage of Distributions
Distributions:
Distributions to stockholders	$2,670

Source of distribution coverage:
Cash flows provided by operations	$2,029	76.0%
Available cash on hand (1)	641	24.0%
Total source of distribution coverage	$2,670	100.0%

Cash flows provided by operations (in accordance with GAAP)	$2,029
Net income attributable to stockholders (in accordance with GAAP)	$162
_______________

(1)	Includes any remaining proceeds from the IPO and distributions reinvested pursuant to the DRIP.
For the three months ended March 31, 2017, cash flows provided by operations were $2.0 million. As shown in the table above, we funded distributions with cash flows provided by operations and available cash on hand, which includes proceeds from our IPO and proceeds from our IPO which were reinvested in common stock issued under our DRIP. To the extent we pay distributions in excess of cash flows provided by operations, our stockholders' investment may be adversely impacted.
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

Contractual Obligations
The following table reflects contractual debt obligations under our mortgage notes payable and minimum base rental cash payments due for leasehold interests over the next five years and thereafter as of March 31, 2017. The minimum base rental cash payments due for leasehold interests exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes, among other items. As of March 31, 2017, the outstanding mortgage note payable had a weighted average effective interest rate of 4.0%.

			Years Ended December 31,
(In thousands)	Total	April 1, 2017 — December 31, 2017	2018 — 2019	2020 — 2021	Thereafter
Principal on mortgage note payable	$4,972	$75	$4,897	$—	$—
Interest on mortgage note payable	500	148	352	—	—
Lease rental payments due	3,839	78	211	225	3,325
	$9,311	$301	$5,460	$225	$3,325
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our long-term debt, which consists of secured financings, bears interest at a fixed rate. As of March 31, 2017, we did not have any derivative financial instruments. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

As of March 31, 2017, our debt included a fixed-rate secured mortgage financing with a carrying value of $5.1 million and a fair value of $5.1 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the note, but it has no impact on interest due on the note. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2017 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $0.1 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $0.1 million.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and assuming no other changes in our capital structure. The information presented above includes only those exposures that existed as of March 31, 2017 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management, under the supervision and with the participation of our Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded, as of the end of such period, that our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, other than the risk factor noted below:
We may be unable to maintain distributions over time.
There are many factors that can affect the availability and timing of cash distributions to stockholders, including the amount of cash flow from operations and FFO. In the past, we have not generated, and may not in the future generate, operating cash flows sufficient to continue to pay dividends to our stockholders at the current rate. Our cash flows provided by operations were $2.0 million for the three months ended March 31, 2017. During the three months ended March 31, 2017, we paid distributions of $2.7 million, of which $0.6 million, or 24.0%, was funded from available cash on hand and $2.0 million, or 76.0%, was funded from cash flows provided by operations. During the three months ended March 31, 2017, cash flow from operations included an increase in accounts payable and accrued expenses of $0.3 million, as reflected on the statement of cash flows. Accordingly, if these accounts payable and accrued expenses had been paid during the three months ended March 31, 2017, there would have been $0.3 million less in cash flow from operations available to pay distributions. Using offering proceeds to pay distributions, especially if the distributions are not reinvested through our DRIP, reduces cash available for investment in assets or other purposes, and reduces our per share stockholders' equity. We may continue to use net offering proceeds to fund distributions.
We do not expect to generate sufficient cash flow from operations during the remainder of 2017 to pay distributions at our current level and we may not generate sufficient cash flows from operations to pay future distributions. The amount of cash available for distributions is affected by many factors, such as rental income from acquired properties and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. With limited operating history, we cannot assure our stockholders that we will be able to continue to pay distributions or that distributions will increase over time. We cannot give any assurance that rents from the properties we have acquired will increase, or that future acquisitions of real properties will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing a distribution rate to stockholders.
Our DRIP is currently suspended for two monthly investment periods, which will increase the amount of cash necessary to pay distributions at the current rate. A decrease in the level of stockholder participation in our DRIP could further increase the amount of cash necessary to pay distributions at the current rate.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
Unregistered Sales of Equity Securities
We did not sell any equity securities that were not registered under the Securities Act during the three months ended March 31, 2017.
Use of Proceeds of Registered Securities
On August 20, 2014, we commenced our IPO on a "reasonable best efforts" basis of up to a maximum of $3.1 billion of common stock, consisting of up to 125.0 million shares, pursuant to the registration statement initially filed on May 28, 2014 with the SEC under the Securities Act of 1933, as amended. The registration statement, which was declared effective by the SEC on August 20, 2014, also covered 26.3 million shares of common stock pursuant to the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. On January 25, 2016, we registered an additional 0.7 million shares to be issued pursuant to the DRIP pursuant to a new registration statement. On August 20, 2016, the IPO lapsed in accordance with its terms.
As of March 31, 2017, we have issued 6.9 million shares of our common stock, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds from the IPO and the DRIP, net of share repurchases, of $170.7 million.
The following table reflects the offering costs associated with the issuance of common stock:

Period from April 24, 2014 (date of inception) to
(In thousands)	March 31, 2017
Selling commissions and dealer manager fees	$14,368
Other offering costs(1)	7,071
Total offering costs	$21,439
_______________

(1)	Includes $3.8 million of other offering costs that are in excess of the limitation of 2.0% of gross proceeds received from the IPO, as described below.
As of March 31, 2017, we have incurred $21.4 million of cumulative offering costs in connection with registering and selling shares of our common stock. As of March 31, 2017, cumulative offering costs included $4.1 million of offering cost reimbursements incurred from the Advisor, Dealer Manager and Sponsor, excluding commissions and dealer manager fees.
We were responsible for offering and related costs from the IPO, excluding selling commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs, excluding selling commissions and dealer manager fees, in excess of the 2.0% limitation as of the end of the IPO are the Advisor's responsibility. The IPO lapsed in accordance with its terms on August 20, 2016. As of the end of the IPO, offering and related costs, excluding commissions and dealer manager fees, exceeded 2.0% of gross proceeds received from the IPO by $3.8 million. At the end of the IPO, the amount by which we were over the 2.0% limitation was netted against the offering costs that were previously charged to additional paid-in capital on the accompanying consolidated balance sheets. We recorded a corresponding receivable from the Advisor for this amount, which was subsequently reclassified to additional paid-in capital in the accompanying consolidated balance sheet as of March 31, 2017.
We have used and expect to continue to use substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of income producing real estate properties, focusing predominantly on MOBs and healthcare-related facilities. We may also originate or acquire first mortgage loans secured by real estate. As of March 31, 2017, we have used the net proceeds from our IPO, which contributes to our available cash on hand, to purchase 19 properties with an aggregate purchase price of $127.8 million, as well to pay distributions and for other general corporate purposes.

Issuer Purchases of Equity Securities
The following table reflects the number of shares repurchased cumulatively through March 31, 2017:

	Number of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2016	1,021	$24.97
Three months ended March 31, 2017 (1)	83,604	22.77
Cumulative repurchases as of March 31, 2017 (1)	84,625	$22.80
_______________

(1)	Excludes rejected repurchases of 0.2 million shares for $4.0 million at an average price per share of $22.29, which were unfulfilled as of March 31, 2017.
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
Katie P. Kurtz
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Dated: May 11, 2017

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101*
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Healthcare Trust III, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________
*     Filed herewith.