Form 10-Q
period 2017-06-30
American Realty Capital Healthcare Trust III, Inc.
filed 2017-08-14
CIK 1609234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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
As of July 31, 2017, the registrant had 6,956,304 shares of common stock outstanding.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.
AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$10,225	$10,225
Buildings, fixtures and improvements	101,211	101,197
Acquired intangible lease assets	18,450	18,450
Total real estate investments, at cost	129,886	129,872
Less: accumulated depreciation and amortization	(10,939)	(8,137)
Total real estate investments, net	118,947	121,735
Cash	13,667	16,371
Restricted cash	88	37
Straight-line rent receivable	739	662
Prepaid expenses and other assets (including $129 due from related parties as of June 30, 2017 and December 31, 2016)	734	1,242
Deferred costs, net	8	9
Total assets	$134,183	$140,056
LIABILITIES AND EQUITY
Mortgage note payable, net of deferred financing costs	$4,884	$4,919
Mortgage premium, net	92	113
Market lease intangible liabilities, net	1,627	1,701
Accounts payable and accrued expenses (including $544 and $271 due to related parties as of June 30, 2017 and December 31, 2016, respectively)	2,737	1,904
Deferred rent	538	472
Distributions payable	895	925
Total liabilities	10,773	10,034

Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding as of June 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 6,956,304 and 6,978,303 shares of common stock issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	70	70
Additional paid-in capital	149,684	150,109
Accumulated deficit	(26,800)	(20,621)
Total stockholders' equity	122,954	129,558
Non-controlling interests	456	464
Total equity	123,410	130,022
Total liabilities and equity	$134,183	$140,056

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Rental income	$2,276	$2,277	$4,553	$4,545
Operating expense reimbursements	508	625	1,299	1,251
Resident services and fee income	669	709	1,411	1,407
Total revenues	3,453	3,611	7,263	7,203

Expenses:
Property operating and maintenance	1,207	1,284	2,770	2,541
Operating fees to related party	14	39	27	79
Acquisition and transaction related	1,113	103	1,159	133
General and administrative	743	545	1,347	1,221
Depreciation and amortization	1,318	1,581	2,635	3,158
Total expenses	4,395	3,552	7,938	7,132
Operating income (loss)	(942)	59	(675)	71
Other income (expense):
Interest expense	(46)	(47)	(93)	(95)
Interest and other income	—	1	—	1
Total other expense	(46)	(46)	(93)	(94)
Income (loss) before income taxes	(988)	13	(768)	(23)
Income tax benefit/(expense)	29	(28)	(26)	(73)
Net loss	(959)	(15)	(794)	(96)
Net income attributable to non-controlling interests	(4)	(5)	(7)	(9)
Net loss attributable to stockholders	(963)	(20)	(801)	(105)
Comprehensive loss attributable to stockholders	$(963)	$(20)	$(801)	$(105)

Basic and diluted weighted-average shares outstanding	6,948,904	6,857,978	6,947,752	6,831,842
Basic and diluted net loss per share	$(0.14)	$(0.01)	$(0.12)	$(0.02)
Distributions declared per share	$0.39	$0.39	$0.77	$0.78

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY
For the Six Months Ended June 30, 2017
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2016	6,978,303	$70	$150,109	$(20,621)	$129,558	$464	$130,022
Common stock issued through distribution reinvestment plan	60,495	1	1,436	—	1,437	—	1,437
Common stock repurchases	(82,494)	(1)	(1,879)	—	(1,880)	—	(1,880)
Share-based compensation	—	—	18	—	18	—	18
Distributions declared	—	—	—	(5,378)	(5,378)	(15)	(5,393)
Net loss	—	—	—	(801)	(801)	7	(794)
Balance, June 30, 2017	6,956,304	$70	$149,684	$(26,800)	$122,954	$456	$123,410

The accompanying notes are an integral part of this unaudited consolidated financial statement.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(794)	$(96)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,635	3,158
Amortization of deferred financing costs	15	15
Amortization of mortgage premium	(21)	(21)
Amortization of market lease and other intangibles	103	102
Share-based compensation	18	12
Changes in assets and liabilities:
Straight-line rent receivable	(77)	(267)
Prepaid expenses and other assets	530	111
Accounts payable and accrued expenses	832	406
Deferred rent	66	180
Restricted cash	(51)	(26)
Net cash provided by operating activities	3,256	3,574
Cash flows from investing activities:
Capital expenditures	(44)	(100)
Net cash used in investing activities	(44)	(100)
Cash flows from financing activities:
Payments on mortgage note payable	(50)	(48)
Common stock repurchases	(1,880)	—
Payments of offering costs and fees related to common stock issuances	—	(210)
Distributions paid	(3,971)	(3,264)
Distributions to non-controlling interest holders	(15)	—
Net cash used in financing activities	(5,916)	(3,522)
Net change in cash	(2,704)	(48)
Cash, beginning of period	16,371	16,808
Cash, end of period	$13,667	$16,760

Supplemental disclosure of cash flow information:
Cash paid for interest	$100	$101
Cash paid for income taxes	153	69

Non-cash investing and financing activities:
Payable and accrued offering costs	$—	$228
Common stock issued through distribution reinvestment plan	1,437	2,070

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Note 1 — Organization
American Realty Capital Healthcare Trust III, Inc. (including, as required by context, American Realty Capital Healthcare III Operating Partnership, L.P. (the "OP") and its subsidiaries, the "Company") was incorporated on April 24, 2014 as a Maryland corporation that elected and qualified to be taxed as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with its taxable year ended December 31, 2015. The Company was formed to primarily acquire a diversified portfolio of healthcare-related assets, including medical office buildings ("MOBs"), seniors housing communities and other healthcare-related facilities.
The Company purchased its first property and commenced real estate operations in March 2015. As of June 30, 2017, the Company owned 19 properties located in 10 states, comprised of 0.5 million rentable square feet.
On August 20, 2014, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 125.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, for total gross proceeds of up to $3.1 billion, plus up to 26.3 million shares of common stock available pursuant to a distribution reinvestment plan (the "DRIP"). On November 15, 2015, the Company announced the suspension of our IPO, effective December 31, 2015, and in August 2016, the IPO lapsed in accordance with its terms, having raised significantly less capital than expected. As of June 30, 2017, the Company had approximately 7.0 million shares of common stock outstanding, including unvested restricted shares of common stock ("restricted shares") and shares issued pursuant to the DRIP, and had received total proceeds from the IPO and the DRIP, net of share repurchases, of $171.1 million.
Substantially all of the Company's business is conducted through the OP. The Company has no employees. American Realty Capital Healthcare III Advisors, LLC (the "Advisor") has been retained to manage the Company's affairs on a day-to-day basis. The Company also has retained American Realty Capital Healthcare III Properties, LLC (the "Property Manager") to serve as the Company's property manager. The Advisor and the Property Manager are under common control with AR Global Investments, LLC (the successor business to AR Capital, LLC, "AR Global"), the parent of the American Realty Capital VII, LLC, the Company's sponsor, (the "Sponsor"), as a result of which they are related parties, and each have received or may receive compensation, fees and other expense reimbursements from the Company for services related to managing the Company's business. The Advisor, the Property Manager and Realty Capital Securities, LLC (the "Former Dealer Manager") have received or may receive fees during the Company's offering, acquisition, operational and liquidation stages.
On June 16, 2017, the Company, the OP and ARHC TRS Holdco III, LLC, a subsidiary of the OP (“HT III Holdco”) entered into a purchase agreement (the “Purchase Agreement”) with Healthcare Trust, Inc. (“HTI”), Healthcare Trust Operating Partnership, L.P. (“HTI OP”) and ARHC TRS Holdco II, LLC (“HTI Holdco”), pursuant to which HTI, the HTI OP and HTI Holdco have agreed to purchase membership interests in the Company’s indirect subsidiaries which collectively own all 19 properties owned by the Company and comprise substantially all of the Company’s assets (together with the other transactions contemplated by the Purchase Agreement, the “Asset Sale”). Also on June 16, 2017, the board of directors approved a plan of liquidation and dissolution of the Company (the “Plan of Liquidation”). In connection with the Purchase Agreement, the Company entered into a letter agreement (the “Letter Agreement”) governing, if the Asset Sale closes, the fees and expenses that had become or would become payable by and to the Advisor and its affiliates, on the one hand, and the Company, on the other hand. See Note 2 — Purchase Agreement and Plan of Liquidation and Note 8 — Related Party Transactions and Arrangements.
On July 18, 2017, the independent directors of the board of directors, who comprise a majority of the board of directors, unanimously approved an estimated net asset value per share of the Company’s common stock (“Estimated Per-Share NAV”) as of July 18, 2017. See Note 15 — Subsequent Events.
Note 2 — Purchase Agreement and Plan of Liquidation
Purchase Agreement
On June 16, 2017, the Company, the OP and HT III Holdco entered into the Purchase Agreement with HTI, the HTI OP and HTI Holdco. HTI is sponsored and advised by affiliates of the Advisor. Pursuant to the Purchase Agreement, HTI, the HTI OP, and the HTI Holdco have agreed to purchase membership interests in the Company’s indirect subsidiaries which collectively own all 19 properties owned by the Company and comprise substantially all of the Company’s assets for a purchase price of $120.0 million (the “Purchase Price”).

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

The Purchase Price is subject to customary prorations and closing adjustments in accordance with the terms of the Purchase Agreement and will be payable on the date the Asset Sale is consummated (the “Closing Date”) less, to the extent the loan secured by the Company’s Philip Center property (the “Philip Center Loan”) is assumed by HTI, the principal balance of the Philip Center Loan. HTI will deposit $6.0 million (the “Escrow Amount”) of the Purchase Price payable on the Closing Date into an escrow account for the benefit of the Company on the Closing Date, and the Escrow Amount will be released in installments thereafter over a period of 14 months following the Closing Date.
In connection with its approval of the Purchase Agreement, the board of directors also approved the Plan of Liquidation, which is subject to stockholder approval. The closing of the Asset Sale is conditioned upon stockholder approval of both the Asset Sale and the Plan of Liquidation. Thus, if stockholders do not approve the Plan of Liquidation, the Asset Sale will not be completed even if stockholders approve the Asset Sale. Likewise, the effectiveness of the Plan of Liquidation is conditioned upon stockholder approval of the Plan of Liquidation and the closing of the Asset Sale. If the Asset Sale is not approved and does not close, the Plan of Liquidation will not become effective regardless of whether or not it has been approved. The Company expects that effectiveness of the Plan of Liquidation will cause the Company’s basis of accounting to change from the going-concern basis to the liquidation basis of accounting, which requires the Company's assets to be measured at the estimated amounts of consideration the entity expects to collect in settling and disposing of its assets and liabilities are to be measured at the estimated amounts at which the liabilities are expected to be settled.
On July 19, 2017, the Company filed a preliminary proxy statement related to its 2017 annual meeting of stockholders (the “Annual Meeting”), at which stockholder approval of the Asset Sale and the Plan of Liquidation will be sought, but the date on which the Annual Meeting will be held has not yet been determined.
Pursuant to the terms of the Purchase Agreement, HTI has agreed to use commercially reasonable efforts (including paying early termination fees not to exceed $200,000) to assume the Philip Center Loan and to cause the Company to be released from the guaranty associated with the Philip Center Loan. If HTI does not assume the Philip Center Loan on the Closing Date or if the Company is not released from the guaranty associated with the Philip Center Loan, the Philip Center Loan will be repaid in full by the Company on the Closing Date and any early termination fee in excess of $200,000 will be subtracted from the Purchase Price.
The consummation of the Asset Sale pursuant to the Purchase Agreement is subject to certain conditions, including, among others, the Company obtaining the affirmative vote of the holders of at least a majority of all the outstanding shares of common stock on each of (i) the Asset Sale and (ii) the Plan of Liquidation, excluding for the purposes of the approval of the Asset Sale, shares of common stock beneficially owned by the Advisor, any director of the Company or any of their respective affiliates, including AR Global (the “Stockholder Approval”). The closing of the Asset Sale is conditioned upon stockholder approval of both the Asset Sale and the Plan of Liquidation. Thus, if stockholders do not approve the Plan of Liquidation, the Asset Sale will not be completed even if stockholders approve the Asset Sale. Likewise, the effectiveness of the Plan of Liquidation is conditioned upon stockholder approval of the Plan of Liquidation and the closing of the Asset Sale. If the Asset Sale is not approved and does not close, the Plan of Liquidation will not become effective regardless of whether or not it has been approved.
The Purchase Agreement contains a number of customary representations and warranties for transactions of this type made by HTI, the HTI OP and HTI Holdco (the "Purchaser Parties"), on the one hand, and the Company, the OP and HT III Holdco (the "Seller Parties"), on the other hand. The representations and warranties were made by the parties as of the date of the Purchase Agreement and generally survive (along with related indemnification obligations described below) for a period of 14 months following the Closing Date. Certain of these representations and warranties are subject to specified exceptions and qualifications contained in the Purchase Agreement and are qualified by the disclosure letters delivered in connection therewith.
The Seller Parties have agreed to pay in full or cause to be cancelled or discharged all liens and encumbrances against the Properties at or prior to the Closing Date. If the Seller Parties fail to pay any liens or encumbrances at or prior to the Closing Date, Purchaser Parties may pay those amounts and credit the amount paid against the Purchase Price.
The Seller Parties and the Purchaser Parties have agreed to jointly and severally indemnify, hold harmless and defend the other parties from losses in connection with certain matters, including, among others: (i) breaches of representations and warranties and failures of covenants by the other parties; (ii) with respect to indemnification by the Seller Parties only, taxes payable by the Company, its subsidiaries or any of their respective affiliates in connection with any taxable period prior to the Closing Date, and any interest and penalties thereon; and (iii) with respect to indemnification by the Seller Parties only, any stockholder litigation brought by the Company’s stockholders directly or derivatively in connection with the transactions

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

contemplated by the Purchase Agreement, subject to certain limitations. A party will not become liable for indemnification with respect to breaches of representations and warranties and failures of covenants unless and until the aggregate amount of indemnifiable claims by the other party exceeds $500,000 and this liability may not exceed 10% of the Purchase Price. Indemnifiable losses for which the Seller Parties are liable are recoverable by the Purchaser Parties first out of the Escrow Amount and then, to the extent the indemnifiable losses exceed the Escrow Amount, from the Seller Parties, jointly and severally.
The Purchase Agreement prohibits the Company from initiating, soliciting, knowingly encouraging or facilitating any inquiries or the making of any proposal, offer or other action that constitutes, or may reasonably be expected to lead to, any Acquisition Proposal (as defined in the Purchase Agreement). However, prior to receipt of the Stockholder Approval, if the Company receives a bona fide written Acquisition Proposal that did not result from a breach of these exclusivity provisions and which the Special Committee determines in good faith, after consultation with its legal and financial advisors, is or is reasonably expected to lead to a Superior Proposal (as defined in the Purchase Agreement), the Company may furnish, make available or provide access to non-public information with respect to the Company to the person who made the Acquisition Proposal, participate in negotiations regarding the Acquisition Proposal and disclose to the Company’s stockholders any information required to be disclosed under applicable law.
 The Purchase Agreement provides that the Company’s board of directors may, if it determines in good faith after consultation with its legal advisor (and based on the recommendation of the Special Committee) that the failure of the Company’s board of directors to take certain actions related to changing its recommendation to the Company’s stockholders with respect to its approval of the Asset Sale or the Plan of Liquidation or entering into an agreement related to an Acquisition Proposal (any such action, a “Change in Recommendation”) would be reasonably likely to be inconsistent with the standard of conduct applicable to the Company’s directors under applicable law, subject to certain conditions, (i) make a Change in Recommendation upon receipt by the Company of an Acquisition Proposal that constitutes a Superior Proposal or (ii) otherwise, under certain circumstances, make a Change in Recommendation in response to certain material events, circumstances, changes or developments that were not known to the Company’s board of directors prior to signing the Purchase Agreement.
  The Purchase Agreement provides for certain termination rights of the Company and HTI, including HTI’s right to terminate the Purchase Agreement upon the occurrence of a Change in Recommendation or a material violation by the Company of its exclusivity obligations under the Purchase Agreement, in which event the Company will be required to pay HTI a termination fee of $3.6 million. In addition, the Company has agreed to reimburse HTI for up to $850,000 for certain transaction-related expenses (excluding HTI’s advisor expenses) if the Purchase Agreement is terminated by either party due to the Company’s failure to obtain the Stockholder Approval at a meeting called for that purpose. If the Company terminates the Purchase Agreement due to HTI’s failure to pay the Purchase Price at closing, HTI is required to reimburse the Company for up to $750,000 in actual third party expenses incurred in connection with the Asset Sale (without excluding Advisor expenses). Similarly, if the Company has not fulfilled certain necessary conditions to close the Asset Sale, other than obtaining the Stockholder Approval, the Company is required to reimburse HTI for up to $750,000 in actual third party expenses incurred in connection with the Asset Sale (excluding HTI’s advisor’s expenses).
The Plan of Liquidation
Pursuant to the Plan of Liquidation, the Company will be required to pay or provide for its liabilities and expenses, distribute the remaining proceeds of the liquidation of the Company’s assets to its stockholders, wind up the Company’s operations, and dissolve. The Company’s common stock is registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). While implementing the Plan of Liquidation, the Company will remain subject to the reporting requirements under the Exchange Act. The Company may seek relief from the SEC from these reporting requirements after the Company files its articles of dissolution, but there can be no assurance that this relief will be granted.
Pursuant to the Plan of Liquidation, the Company will, among other things:

•	pay or provide for the Company’s liabilities, obligations and expenses, which may include establishing a reserve fund to provide for payment of contingent or unknown liabilities;

•
liquidate and dissolve the OP and the indirect subsidiaries of the Company and the OP, and distribute the net proceeds of the liquidation in accordance with the provisions of the organizational documents of those entities and the laws of the States of Maryland and Delaware, as applicable;

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

•
distribute cash and the remaining proceeds of the Asset Sale and the Company’s liquidation to stockholders in one or more distributions after paying or providing for liabilities, obligations and expenses and taking all necessary or advisable actions to wind up the Company’s affairs; and

•	wind up the Company’s operations and dissolve the Company, all in accordance with the Plan of Liquidation.
The Plan of Liquidation requires the Company to use commercially reasonable efforts to liquidate and dissolve the Company and to distribute all of the Company’s assets to the holders of outstanding shares of common stock no later than the second anniversary of the effective date of the Plan of Liquidation. The Plan of Liquidation also provides, however, that this final distribution will not occur earlier than the end of the 14-month survival period of the representations and warranties under the Purchase Agreement and will not occur prior to final resolution of any unsatisfied indemnification claims or other claims that are first made prior to the end of that period.
Note 3 — Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2016, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 9, 2017. There have been no significant changes to the Company's significant accounting policies during the six months ended June 30, 2017 other than the updates described below.
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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance is to become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company will adopt this guidance effective January 1, 2018 and currently expects to utilize the modified retrospective transition method upon adoption. The Company has progressed with its project plan for adopting this standard, including gathering and evaluating the inventory of its revenue streams. The Company expects that this revised guidance will have an impact on the timing of gains on certain sales of real estate. The Company is in the process of evaluating any differences in the timing, measurement or presentation of revenue recognition and the impact on the Company's consolidated financial statements and internal accounting processes.
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

In February 2016, the FASB issued an update that sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The revised guidance supersedes previous leasing standards and is effective for reporting periods beginning after December 15, 2018. Early adoption is permitted. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The Company has ground leases, which the Company will be required to record a right-of-use asset and lease liability equal to the present value of the remaining lease payments upon adoption of this update. The Company also expects this revised guidance to impact the presentation of these lease and non-lease components of revenue from leases for lessors. The Company progressed in its project plan for adopting this revised guidance for lessors, including developing an inventory of leases as well as the lease and non-lease components contained therein. The Company is continuing to evaluate the impact of this new guidance and the allowable methods of adoption.
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
In May 2017, the FASB issued guidance that clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The update states that modification accounting should be used unless the fair value of the award, the vesting terms of the award and the classification of the award as either equity or liability, does not change as a result of the modification. The revised guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted for reporting periods for which financial statements have not yet been issued. The Company is currently evaluating the impact of this new guidance.
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
June 30, 2017
(Unaudited)

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
Note 4 — Real Estate Investments
The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter as of June 30, 2017. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Rent Payments
July 1, 2017 — December 31, 2017	$4,480
2018	8,750
2019	8,300
2020	7,827
2021	6,431
Thereafter	18,846
Total	$54,634

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

As of June 30, 2017 and 2016, the Company had no tenants (including, for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis for all properties.
The following table lists the states where the Company has a concentration of properties where annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis as of June 30, 2017 and 2016:

	June 30,
State	2017	2016
Illinois	42.1%	41.9%
Georgia	11.8%	11.9%
Intangible Assets and Liabilities
Acquired intangible assets and liabilities consisted of the following as of the periods presented:

	June 30, 2017			December 31, 2016
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$16,023	$5,261	$10,762	$16,023	$4,058	$11,965
Above-market lease assets	2,427	611	1,816	2,427	434	1,993
Total acquired intangible assets	$18,450	$5,872	$12,578	$18,450	$4,492	$13,958
Intangible liabilities:
Above-market ground lease liabilities	$179	$30	$149	$180	$22	$158
Below-market lease liabilities	1,722	244	1,478	1,722	179	1,543
Total acquired intangible liabilities	$1,901	$274	$1,627	$1,902	$201	$1,701
The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place lease assets, amortization and accretion of above- and below-market lease assets and liabilities, net and the accretion of above-market ground leases, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Amortization of in-place leases(1)	$602	$868	$1,203	$1,737
Amortization (accretion) of above- and below-market leases, net(2)	$56	$56	$111	$111
Accretion of above-market ground leases(3)	$(4)	$(4)	$(8)	$(8)
_______________

(1)	Reflected within depreciation and amortization expense

(2)	Reflected within rental income

(3)	Reflected within property operating and maintenance expense

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

The following table provides the projected amortization expense and adjustments to revenues for the next five years:

(In thousands)	July 1, 2017 — December 31, 2017	2018	2019	2020	2021
In-place lease assets	$1,159	$2,197	$2,022	$1,794	$1,285
Total to be added to amortization expense	$1,159	$2,197	$2,022	$1,794	$1,285

Above-market lease assets	$175	$318	$309	$301	$224
Below-market lease liabilities	(66)	(132)	(131)	(127)	(120)
Total to be deducted from rental income	$109	$186	$178	$174	$104

Above-market ground lease liabilities	$8	$16	$16	$16	$16
Total to be deducted from property operating and maintenance expense	$8	$16	$16	$16	$16
Non-Recurring Fair Value Measurement Assessment
As a result of the Company’s board of directors' approval of the Asset Sale and Plan of Liquidation, the Company reconsidered its intended holding period for all of its operating properties and evaluated the impact on its ability to recover the carrying value of such properties based on the expected cash flows over its intended holding period. The Company's estimated future cash flows expected to be generated are based on management’s experience in its real estate market and the effects of current market conditions. The assumptions are subject to economic and market uncertainties including, among others, market capitalization rates, discount rates, demand for space, competition for tenants, changes in market rental rates, and costs to operate the property. Additionally, the Company made assumptions as to the costs associated with the consummation of the Asset Sale. Such costs would have an impact on the estimated future cash flows expected to be received for the properties. As the estimates used by management are difficult to predict and are subject to alteration through future events, the cash flows estimated by management in its impairment analysis may not be achieved, and actual losses or impairment may be realized in the future.
Based on the terms of the Purchase Agreement, the Company performed its analysis at the portfolio level and grouped all 19 properties together. The aggregate carrying value of the portfolio did not exceed the aggregate estimated fair value less costs to sell.
Note 5 — Mortgage Note Payable
The following table reflects the Company's mortgage note payable as of June 30, 2017 and December 31, 2016:

		Outstanding Loan Amount as of		Effective Interest Rate
Portfolio	Encumbered Properties	June 30, 2017	December 31, 2016		Interest Rate	Maturity
		(In thousands)	(In thousands)
Philip Professional Center — Lawrenceville, GA	2	$4,947	$4,997	4.0%	Fixed	Oct. 2019
Deferred financing costs, net of accumulated amortization		(63)	(78)
Mortgage note payable, net of deferred financing costs		$4,884	$4,919
As of June 30, 2017, the Company had pledged $9.0 million of total real estate investments, net as collateral for the mortgage note payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage note payable on the property. The Company makes payments of principal and interest on its mortgage note payable on a monthly basis.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

The following table summarizes the scheduled aggregate principal payments on the Company's mortgage note payable for the five years subsequent to June 30, 2017 and thereafter:

(In thousands)	Future Principal Payments
July 1, 2017 — December 31, 2017	$50
2018	104
2019	4,793
2020	—
2021	—
Thereafter	—
Total	$4,947
Note 6 — Fair Value of Financial Instruments
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

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	June 30, 2017	June 30, 2017	December 31, 2016	December 31, 2016
Mortgage note payable and mortgage premium, net	3	$5,039	$5,036	$5,110	$5,085
The fair value of the mortgage note payable is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Note 7 — Common Stock
The Company had approximately 7.0 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, net of shares repurchased under the share repurchase program (as amended, the “SRP”), as of June 30, 2017 and December 31, 2016. The Company had received total proceeds from the IPO and the DRIP, net of share repurchases, of $171.1 million and $171.5 million as of June 30, 2017 and December 31, 2016, respectively.
The Company has paid distributions on a monthly basis to stockholders of record at a rate equivalent to $1.56 per annum, per share of common stock, beginning on March 15, 2015. Distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
On July 18, 2017, in light of the pending Asset Sale and Plan of Liquidation, the board of directors determined that the Company will cease declaring and paying regular distributions to its stockholders following the distributions to stockholders of record with respect to each day during the month of July 2017 scheduled to be paid on or before August 5, 2017. See Note 15 — Subsequent Events.
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
The Company announced on April 28, 2017, that it had determined to temporarily suspend its DRIP for two monthly investment periods. On June 16, 2017, in contemplation of the Asset Sale, the Company’s board of directors determined to suspend the DRIP indefinitely, which became effective on June 19, 2017.
During the six months ended June 30, 2017, the per share purchase price of shares issued pursuant to the DRIP was $23.75 per share which was equal to 95% of the offering price in the IPO, and the Company issued approximately 60,000 shares of common stock pursuant to the DRIP, generating aggregate proceeds of $1.4 million.
On July 18, 2017, the independent directors of the board of directors, who comprise a majority of the board of directors unanimously approved an Estimated Per-Share NAV as of July 18, 2017. See Note 15 — Subsequent Events. Beginning with July 19, 2017, the date the Estimated-Per Share NAV was first published (the “NAV Pricing Date”), the per share price for shares pursuant to the DRIP would have varied periodically and would have been equal to the Company’s Estimated Per-Share NAV.
Share Repurchase Program
The Company's board of directors has adopted a SRP that enables stockholders to sell their shares to the Company in limited circumstances. On June 16, 2017, in furtherance of the Asset Sale, the Company’s board of directors determined to suspend the Company’s SRP indefinitely and, as authorized by the terms of the SRP, to reject any repurchase requests that the Company has received or will receive during calendar year 2017. The suspension of the SRP became effective as of July 19, 2017. Prior to this suspension, the SRP permitted investors to sell their shares back to the Company after they have held them for at least one year, subject to significant conditions and limitations described below.
Prior to the time that the Company’s shares are listed on a national securities exchange and until the Company began to calculate Estimated Per-Share NAV (other than with respect to a repurchase request that is made in connection with a stockholder’s death or disability), the repurchase price per share depended on the length of time investors held such shares as follows: after one year from the purchase date — the lower of $23.13 or 92.5% of the amount they actually paid for each share, and after two years from the purchase date — the lower of $23.75 or 95.0% of the amount they actually paid for each share (in each case, as adjusted for any stock distributions, combinations, splits and recapitalizations). In cases of requests for death and disability, the repurchase prices were equal to the price actually paid for each such share.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Beginning with the NAV Pricing Date, the price per share that the Company would have paid to repurchase its shares would have been equal to its Estimated Per-Share NAV at the time of repurchase multiplied by a percentage equal to (i) 92.5%, if the person seeking repurchase has held his or her shares for a period greater than one year and less than two years; (ii) 95.0%, if the person seeking repurchase has held his or her shares for a period greater than two years and less than three years; (iii) 97.5%, if the person seeking repurchase has held his or her shares for a period greater than three years and less than four years; or (iv) 100.0%, if the person seeking repurchase has held his or her shares for a period greater than four years. In cases of requests for death and disability, the repurchase prices would have been equal to Estimated Per-Share NAV at the time of repurchase. Subject to limited exceptions, stockholders who redeem their shares of our common stock within the first four months from the date of purchase would have been subject to a short-term trading fee of 2% of the aggregate Estimated Per-Share NAV of the shares of common stock received.
If the SRP remained effective beyond the NAV Pricing Date, which occurred after the SRP was indefinitely suspended, the price per share that the Company would have paid to repurchase its shares would have been based on Estimated Per-Share NAV.
Repurchases of shares of the Company's common stock, when requested, were at the sole discretion of the board of directors. Until the SRP Amendment (described below), the Company limited the number of shares repurchased during any calendar year to 5% of the weighted average number of shares of common stock outstanding on December 31st of the previous calendar year. In addition, the Company was only authorized to repurchase shares in a given quarter up to the amount of proceeds received from its DRIP in that same quarter.
On January 25, 2016, the Company's board of directors approved and amended the SRP (the "SRP Amendment") to supersede and replace the existing SRP. Under the SRP Amendment, repurchases of shares of the Company's common stock, when requested, were at the sole discretion of the board of directors and generally will be made semiannually (each six-month period ending June 30 or December 31, a “fiscal semester”). Repurchases for any fiscal semester were limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year (the "Prior Year Outstanding Shares"), with a maximum for any fiscal year of 5.0% of the Prior Year Outstanding Shares. In addition, the Company was only authorized to repurchase shares in a given fiscal semester up to the amount of proceeds received from its DRIP in that same fiscal semester. Any repurchase requests received during such fiscal semester were paid at the applicable Estimated Per-Share NAV then in effect.
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

If a stockholder requests a repurchase and the repurchase is approved by the Company's board of directors, the Company will reclassify such obligation from equity to a liability based on the value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. The following table reflects the number of shares repurchased cumulatively through June 30, 2017:

	Number of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2016	1,021	$24.97
Six months ended June 30, 2017 (1)	82,494	22.79
Cumulative repurchases as of June 30, 2017	83,515	$22.82
_______________

(1)
Includes 83,604 shares repurchased in the three months ended March 31, 2017 for approximately $1.9 million at a weighted average price per share of $22.77, net of repurchase requests with respect to 1,110 shares that were canceled during the three months ended June 30, 2017. Excludes rejected repurchases with respect to 2016 of 181,389 shares for $4.0 million at a weighted average price per share of $22.29, which were unfulfilled as of June 30, 2017. On June 16, 2017, in furtherance of the Asset Sale, the Company’s board of directors determined to suspend the SRP indefinitely and, as authorized by the terms of the SRP, to reject any repurchase requests that the Company has received or will receive during calendar year 2017. The suspension of the SRP became effective as of July 19, 2017 and no shares have been, or will be, repurchased in connection with requests made during 2017.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Note 8 — Related Party Transactions and Arrangements
As of June 30, 2017 and December 31, 2016, American Realty Capital Healthcare III Special Limited Partnership, LLC (the "Special Limited Partner"), an entity controlled by the Sponsor, owned 8,888 shares of the Company's outstanding common stock. As of June 30, 2017 and December 31, 2016, the Advisor held 90 units of limited partner interests in the OP ("OP Units").
The Former Dealer Manager served as the dealer manager of the IPO. SK Research, LLC ("SK Research") and American National Stock Transfer, LLC ("ANST"), both subsidiaries of the parent company of the Former Dealer Manager, provided other general professional services through December 2015 and January 2016, respectively. RCS Capital Corporation ("RCAP"), the parent company of the Former Dealer Manager and certain of its affiliates that provided the Company with services, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global, the parent of the Sponsor. In May 2016, RCAP and its affiliated debtors emerged from bankruptcy under the new name Aretec Group, Inc. On March 8, 2017, the creditor trust established in connection with the RCAP bankruptcy filed suit against AR Global, the Advisor, advisors of other entities sponsored by AR Global, and AR Global’s principals (including Mr. Weil, the executive chairman of the Company's board of directors). The suit alleges, among other things, certain breaches of duties to RCAP. The Company is not named in the suit, nor are there allegations related to the services the Advisor provides to the Company. On May 26, 2017, the defendants moved to dismiss. The Advisor has informed the Company that it believes the suit is without merit and intends to defend against it vigorously.
Purchase Agreement
On June 16, 2017, the Company, the OP and HT III Holdco entered into the Purchase Agreement with HTI, HTI OP and HTI Holdco. HTI is sponsored and advised by affiliates of the Advisor. Pursuant to the Purchase Agreement, the Purchaser Parties have agreed to purchase membership interests in the Company’s indirect subsidiaries which collectively own all 19 properties owned by the Company and comprise substantially all of the Company’s assets for the Purchase Price, subject to reductions for debt assumed or repaid and customary prorations and closing adjustments. See Note 2 — Purchase Agreement.
AR Global Arrangements
In connection with the execution of the Purchase Agreement, the Company, the Advisor, the Property Manager and AR Global, as guarantor, entered into the Letter Agreement, pursuant to which, subject to the completion of the Asset Sale, the parties resolved matters related to expense reimbursements or fees previously paid by the Company to the Advisor and its affiliates (the “Excess Amount”) and made certain agreements with respect to all fees and other amounts that would be payable to the Advisor and its affiliates pursuant to the Company's advisory agreement with the Advisor (the "Advisory Agreement"), the Company's property management agreement with the Property Manager (the "Property Management Agreement") and the limited partnership agreement of the OP (the “LPA”) if the Asset Sale is completed.
Letter Agreement
Pursuant to the Letter Agreement, as satisfaction of the Excess Amount, the Advisor and the Property Manager will pay, tender, waive or assume certain fees, expenses and obligations, as applicable.
The Excess Amount aggregates to $3.68 million consisting of the “Excess O&O Amount” and the “Excess Oversight Amount” as described below.

•
Pursuant to the Advisory Agreement, the Company reimbursed the Advisor and its affiliates, including subsidiaries of RCAP up to 2.0% of gross offering proceeds for organization and offering expenses, which included reimbursements to the Advisor for other organization and offering expenses that it incurred for due diligence fees included in detailed and itemized invoices. The Advisor was responsible for offering costs, excluding selling commissions and dealer manager fees, in excess of the 2.0% cap as of the end of the IPO. As of the end of the IPO, offering and related costs, excluding commissions and dealer manager fees, exceeded 2.0% of gross proceeds received from the IPO by $3.77 million. This amount includes $3.54 million already paid by the Company to the Advisor and its affiliates (the “Excess O&O Amount”) and $228 thousand of unpaid disputed fees payable to affiliates of AR Global, including subsidiaries of RCAP (the “Disputed Amount”). Pursuant to the Letter Agreement, to the extent any portion of the Disputed Amount is found to be payable, it will be paid by the Advisor (with this obligation guaranteed by AR Global) and will not be the responsibility of the Company.

•
Pursuant to the Property Management Agreement, the Company was responsible for paying the Property Manager an oversight fee of 1.0% of gross revenues for the Property Manager’s supervision of third parties managing certain of the

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Properties, which the Company had previously overpaid to the Property Manager in an amount equal to approximately $141 thousand (the “Excess Oversight Amount”).
The parties have agreed, as partial satisfaction of the Excess Amount, that the Advisor and Property Manager, as applicable, will:

•
surrender 72,353 performance-based restricted, forfeitable partnership units of the OP designated as "Class B Units" (the "Class B Units") previously issued to the Advisor and the additional Class B Units to be issued to the Advisor during August 2017 with respect to the quarter ended June 30, 2017 in accordance with the terms of the Advisory Agreement and the LPA with the value of the Class B Units so surrendered will be calculated in accordance with the Letter Agreement, at the fair market value thereof as reasonably determined by the board of directors as of the Closing Date, which per-unit amount will be based on the per-share value as implied from the Purchase Agreement;

•
waive amounts that would have been payable by the Company with respect to certain transition services provided by the Advisor beginning as of January 1, 2018 and through the later of (1) dissolution of the Company and (2) 30 days following the expiration of the 14 month survival period of the representation and warranties under the Purchase Agreement, valued at $0.24 million in the aggregate assuming services would be provided for ten months;

•
waive amounts with respect to certain administrative expense reimbursements that would be payable to the Advisor by the Company for expenses incurred during the nine months ending December 31, 2017, valued at $0.10 million per month and $0.87 million in the aggregate;

•
waive amounts that would have been payable by the Advisor to the Company in accordance with the terms of the Advisory Agreement and the LPA (as amended by the contemplated amendments to the Advisory Agreement and the LPA (the Contemplated Amendments"), which have not yet been executed and will not become effective if the Asset Sale does not close), with respect to cash asset management and oversight fees for the period commencing July 1, 2017 and ending on the Closing Date; and

•	waive fees valued at approximately $24 thousand potentially payable by the Company to one of the subsidiaries of RCAP in addition to the Disputed Amount.
Following the Closing Date, the Advisor will pay to the Company any Excess Amount in excess of the value of the foregoing bullet points in two equal installments, the first of which will be due within three days following the Closing Date and the second of which will be due within six months following the Closing Date. These payments are guaranteed by AR Global. The Letter Agreement will be null and void if the Purchase Agreement is terminated. Other than as contemplated by the Letter Agreement, if the Asset Sale is completed, no fees or other amounts are or will become due or otherwise payable under the Advisory Agreement, the Property Management Agreement, the LPA or any other agreement between the Company and the Advisor and its affiliates.
Advisory Agreement and Property Management Agreement Amendments
As contemplated by the Letter Agreement, concurrently with the execution of the Purchase Agreement, the Company, the OP and the Advisor entered into an amendment to the Advisory Agreement (the “Advisory Agreement Amendment”) and the Company and the Property Manager also entered into an amendment to the Property Management Agreement (the “Property Management Amendment”). Pursuant to the Advisory Agreement Amendment, the Advisor has agreed to provide the Company services required to implement the Plan of Liquidation following the Closing Date. Pursuant to the Advisory Agreement Amendment, the amounts payable by the Company to Advisor for these services will be automatically waived in partial satisfaction of the Excess Amount in accordance with the terms of the Letter Agreement, and no other amounts will be payable to the Advisor following the Closing Date. Pursuant to the Property Management Amendment, the Property Manager agreed to continue to provide any property management or wind-down services under the Property Management Agreement at no cost or charge. The Property Management Amendment will be null and void if the Purchase Agreement is terminated. The Advisory Agreement Amendment will only become effective at the Closing Date and will be of no force or effect in the event the Purchase Agreement is terminated prior to the Closing Date.
Contemplated Amendments to Advisory Agreement and LPA
Pursuant to the Letter Agreement, prior to the Closing Date, the Company and the Advisor agreed to enter into the Contemplated Amendments, an amendment to the Advisory Agreement and an amendment to the LPA, effective as of July 1, 2017, to facilitate the establishment of a value for Class B Units consistent with the applicable provisions of the Letter Agreement and certain of the other payments contemplated by the Letter Agreement.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

The Contemplated Amendments have not yet been executed. Notwithstanding the date the Contemplated Amendments are executed, they will be effective as of July 1, 2017 and only if the Asset Sale and the Plan of Liquidation are approved and the Asset Sale closes. They will be of no force or effect in the event the Purchase Agreement is terminated prior to the Closing Date.
Fees Incurred in Connection with the IPO
The Advisor, Sponsor and Former Dealer Manager and their affiliates received compensation and reimbursement for services relating to the IPO. All offering costs incurred by the Company and the Advisor, Sponsor and Former Dealer Manager and their affiliates on behalf of the Company are charged to additional paid-in capital on the accompanying consolidated balance sheets. No offering costs were incurred during the three and six months ended June 30, 2017 or 2016. As of June 30, 2017 and December 31, 2016, the Company had $0.2 million payable to the Former Dealer Manager and its affiliates for services relating to the IPO.
Fees Incurred and Participations Paid in Connection With the Operations of the Company
The Advisor receives an acquisition fee of 1.5% of the contract purchase price of each property acquired and 1.5% of the amount advanced for a loan or other investment. The Advisor is also reimbursed for services provided for which it incurs investment-related expense, or insourced expenses. Such insourced expenses may not exceed 0.5% of the contract purchase price of each acquired property and 0.5% of the amount advanced for a loan or other investment. Additionally, the Company reimburses the Advisor for third party acquisition expenses. The Company also reimburses the Advisor for legal expenses it or its affiliates incur in connection with the selection, evaluation and acquisition of assets, in an amount not to exceed 0.1% of the contract purchase price of each property or 0.1% of the amount advanced for each loan or other investment. Once the proceeds from the IPO have been fully invested, the aggregate amount of acquisition fees and any financing coordination fees (as described below) for any new acquisitions may not exceed 2.0% of the contract purchase price and the amount advanced for a loan or other investment for all the assets acquired. In no event will the total of all acquisition fees, acquisition expenses and any financing coordination fees payable with respect to a particular investment exceed 4.5% of the contract purchase price of the Company's portfolio to be measured at the close of the acquisition phase or 4.5% of the amount advanced for all loans or other investments. Pursuant to the Letter Agreement, no acquisitions fees or related expense reimbursements will be payable following the closing of the Asset Sale.
If the Advisor provides services in connection with the origination or refinancing of any debt that the Company obtains and uses to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay the Advisor a financing coordination fee equal to 0.75% of the amount available and/or outstanding under such financing, subject to certain limitations. Pursuant to the Letter Agreement, no financing coordination fees will be payable following the closing of the Asset Sale pursuant to the Letter Agreement.
The Advisor manages the Company’s day-to-day operations. Since the Company’s inception, in lieu of paying the Advisor in cash for its asset management services, the Company has compensated the Advisor by causing the OP to issue Class B Units to the Advisor (subject to periodic approval by the board of directors). The Class B Units are intended to be profit interests that will vest, and no longer be subject to forfeiture, at such time as any one of the following events occur: (1) the termination of the Advisory Agreement by an affirmative vote of a majority of the Company's independent directors without cause; (2) a listing of the Company's common stock on a national securities exchange; or (3) a transaction to which the Company or the OP is a party, as a result of which OP Units or the Company's common stock are or will be exchanged for or converted into the right, or the holders of such securities will otherwise be entitled, to receive cash, securities or other property or any combination thereof; provided that the Advisor, pursuant to the Advisory Agreement, is providing services to the Company immediately prior to the occurrence of an event of the type described therein (the "performance condition"). Such Class B Units will be forfeited immediately if the Advisory Agreement is terminated for any reason other than a termination without cause.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

When and if approved by the board of directors, the Class B Units are issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. The number of Class B Units issued in any quarter is an amount equal to: (i) the excess of (A) the product of (y) 0.1875% multiplied by (z) the cost of the Company's assets (until the NAV Pricing Date, then the lower of the cost of assets and the fair value of the Company’s assets) over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the price at which the Company sold shares in the IPO minus the selling commissions and dealer manager fees paid in that offering) and will be the Estimated Per-Share NAV following the NAV Pricing Date. The NAV Pricing Date occurred on July 19, 2017. The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. The Advisor receives distributions in cash on unvested Class B Units equal to the per share distribution paid on the Company's common stock. Such distributions on Class B Units are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss until the performance condition is considered probable to occur. During the three and six months ended June 30, 2017, the Company's board of directors approved the issuance of 16,863 and 26,431 Class B Units to the Advisor in connection with this arrangement, respectively. As of June 30, 2017, the Company's board of directors had approved the issuance of 72,353 Class B Units to the Advisor in connection with this arrangement.
Pursuant to the Letter Agreement, the Company and the Advisor parties resolved matters related to expense reimbursements or fees previously paid by the Company to the Advisor and its affiliates and made certain agreements with respect to all fees and other amounts that would be payable to the Advisor and its affiliates pursuant to the Advisory Agreement, the Property Management Agreement and the LPA if the Asset Sale is completed, including that the Advisor would surrender all Class B Units previously issued to the Advisor.
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
As acknowledged in the Letter Agreement, the Company had previously overpaid property management and oversight fees to the Property Manager in an amount equal to approximately $141 thousand. Pursuant to the Letter Agreement, any obligation the Advisor has to repay this amount will be satisfied if the Asset Sale is consummated. Since May 1, 2017, in lieu of paying the Property Manager property management fees, including oversight fees, the Company has applied all property management fees otherwise due and payable to the Property Manager against the overpaid amount. Concurrent with the Letter Agreement, the Property Manager agreed pursuant to the Property Management Amendment to continue to provide any property management or wind-down services at no cost or charge.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

The following table details amounts incurred, forgiven and payable or receivable in connection with the Company's operations-related services described above as of and for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016		Payable (Receivable) as of
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	June 30, 2017	December 31, 2016
Ongoing fees and reimbursements:
Property management fees	$14	$—	$39	$—	$27	$—	$79	$—	$(129)	$(129)
Professional fees and reimbursements	325	—	91	—	380	—	158	—	—	29
Distributions on Class B Units	25	—	9	—	44	—	13	—	—	2
Total related party operating fees and reimbursements	$364	$—	$139	$—	$451	$—	$250	$—	$(129)	$(98)
The Company reimburses the Advisor's costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt, impairments or other similar non-cash expenses and excluding any gain from the sale of assets for that period (the "2%/25% Limitation"), unless the Company's independent directors determine that such excess was justified based on unusual and nonrecurring factors which they deem sufficient, in which case the excess amount may be reimbursed to the Advisor in subsequent periods. Additionally, the Company will reimburse the Advisor for personnel costs in connection with other services during the operational stage; however, the Company may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees, acquisition expense reimbursements or real estate commissions. $0.3 million was incurred from the Advisor for providing such services during the three and six months ended June 30, 2017. No such reimbursements were payable during the three and six months ended June 30, 2016. Following the closing of the Asset Sale pursuant to the Letter Agreement, no such reimbursements will be payable. Pursuant to the Letter Agreement, as partial satisfaction of the Excess Amount the Advisor has agreed to waive amounts with respect to these administrative expense reimbursements that would be payable to the Advisor by the Company for expenses incurred during the nine months ending December 31, 2017, valued at approximately $0.1 million per month and $0.9 million in the aggregate.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to forgive and absorb certain fees. No such fees or expenses were forgiven or absorbed by the Advisor during the three and six months ended June 30, 2017 or 2016.
The predecessor to AR Global was party to a services agreement with RCS Advisory Services, LLC ( "RCS Advisory"), a subsidiary of the parent company of the Former Dealer Manager, pursuant to which RCS Advisory and its affiliates provided the Company and certain other companies sponsored by AR Global with services (including, without limitation, transaction management, compliance, due diligence, event coordination and marketing services, among others) on a time and expenses incurred basis or at a flat rate based on services performed. The predecessor to AR Global instructed RCS Advisory to stop providing such services in November 2015 and no services have since been provided by RCS Advisory.
The Company was also party to a transfer agency agreement with ANST, a subsidiary of RCAP, pursuant to which ANST provided the Company with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by DST Systems, Inc. ("DST"), a third-party transfer agent. AR Global received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. On February 26, 2016, the Company entered into a definitive agreement with DST to provide the Company directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services).

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Fees and Participations Incurred in Connection with a Listing or the Liquidation of the Company's Real Estate Assets
The Company will pay the Advisor an annual subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholder's capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year. This fee will be payable only upon the sale of assets, distributions or other event which results in the return on stockholder's capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the three and six months ended June 30, 2017 or 2016.
The Company will pay the Advisor a real estate commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and agents and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission. Real estate commissions will only be payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the three and six months ended June 30, 2017 or 2016. Under the terms of the Letter Agreement, the Company will no longer be obligated to pay a real estate commission to the Advisor following the closing of the Asset Sale.
The Company will pay the Special Limited Partner a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in the net sales proceeds unless investors have received a return of their capital plus a return equal to a 6.0% cumulative non-compounded annual return on their capital contributions. No participation in net sales proceeds was incurred during the three and six months ended June 30, 2017 or 2016.
If the Company's shares of common stock are listed on a national securities exchange, the Special Limited Partner will receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the Company's market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Company cannot assure that it will provide this 6.0% annual return but the Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. The Asset Sale will not generate net proceeds in excess of this 6.0% hurdle. Thus, the Special Limited Partner will not receive a payment in respect of this subordinated participation in net sales proceeds if the Asset Sale and the Plan of Liquidation are approved and the Asset Sale closes.
No such distribution was incurred or paid during the three and six months ended June 30, 2017 or 2016. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in the net sales proceeds and the subordinated listing distribution.
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
Note 9 — Economic Dependency
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
Pursuant to the Advisory Agreement Amendment, the Advisor has agreed to provide the Company services required to implement the Plan of Liquidation following the Closing Date. The amounts payable by the Company to Advisor for these

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

services will be automatically waived in partial satisfaction of the Excess Amount in accordance with the terms of the Letter Agreement, and no other amounts will be payable to the Advisor following the Closing Date. See Note 8 — Related Party Transactions and Arrangements — AR Global Arrangements.
As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that the Advisor and its affiliates are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.
Note 10 — Share-Based Compensation
Restricted Share Plan
The Company has an employee and director incentive restricted share plan (the "RSP"), which provides for the automatic grant of 1,333 restricted shares to each of the independent directors, without any further action by the Company's board of directors or the stockholders, after initial election to the board of directors and after each annual stockholder's meeting, with such shares vesting annually beginning with the one year anniversary of initial election to the board of directors and the date of the next annual meeting, respectively. Restricted shares issued to independent directors vest over a five-year period in increments of 20.0% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company's directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The total number of shares of common stock granted as awards under the RSP may not exceed 5.0% of the Company's outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 6.3 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
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

	Number of Shares of Common Stock	Weighted-Average Issue Price
Unvested, December 31, 2016	6,398	$22.50
Granted	—	—
Vested	(533)	22.50
Forfeitures	—	—
Unvested, June 30, 2017	5,865	$22.50
As of June 30, 2017, the Company had $0.1 million of unrecognized compensation cost related to unvested restricted share award grants under the Company's RSP. That cost is expected to be recognized over a weighted average period of 3.2 years. The fair value of the restricted shares is being expensed on a straight-line basis over the service period of five years. Compensation expense related to restricted shares was approximately $9,000 and $18,000 for the three and six months ended June 30, 2017, respectively. Compensation expense related to restricted shares was approximately $6,000 and $12,000 for the three and six months ended June 30, 2016, respectively. Compensation expense related to restricted shares is recorded as general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss.
Note 11 — Non-controlling Interests
The Company is the sole general partner and holds substantially all of the OP Units. As of June 30, 2017 and December 31, 2016, the Advisor held 90 OP Units, which represents a nominal percentage of the aggregate OP ownership.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

After holding the OP Units for a period of one year, or such lesser time as determined by the Company in its sole and absolute discretion, a holder of OP Units has the right to convert OP Units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of limited partner interests in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets. No distributions were paid to OP Unit holders during the three and six months ended June 30, 2017 and June 30, 2016.
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
The following table summarizes the activity related to investment arrangements with the unaffiliated third party.

				As of June 30, 2017		As of December 31, 2016		Distributions for the Three Months Ended June 30,
Property Name (Dollar amounts in thousands)	Investment Date	Third Party Net Investment Amount as of June 30, 2017	Non-Controlling Ownership Percentage as of June 30, 2017	Net Real Estate Assets Subject to Investment Arrangement	Mortgage Notes Payable Subject to Investment Arrangement	Net Real Estate Assets Subject to Investment Arrangement	Mortgage Notes Payable Subject to Investment Arrangement	2017	2016(1)
UnityPoint Clinic - Muscatine, IA	Dec. 2015	$279	5%	$5,673	$—	$5,790	$—	$9	—
UnityPoint Clinic - Moline, IL	Dec. 2015	177	5%	3,613	—	3,691	—	6	—
_______________

(1)	No distributions of net cash flows from operations of the properties subject to the investment arrangements were paid to unaffiliated third party investors during the three months ended June 30, 2016.
Note 12 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share amounts)	2017	2016	2017	2016
Net loss attributable to stockholders	$(963)	$(20)	$(801)	$(105)
Basic and diluted weighted-average shares outstanding	6,948,904	6,857,978	6,947,752	6,831,842
Basic and diluted net loss per share	$(0.14)	$(0.01)	$(0.12)	$(0.02)

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Diluted net income per share assumes the conversion of all common stock equivalents into an equivalent number of common shares, unless the effect is antidilutive. The Company considers unvested restricted shares, OP Units and Class B Units to be common share equivalents. The Company had the following common share equivalents on a weighted-average basis that were excluded from the calculation of diluted net loss per share as their effect would have been antidilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Unvested restricted shares (1)	6,346	4,752	6,372	4,775
OP Units (2)	90	90	90	90
Class B Units (3)	65,311	23,249	57,203	16,898
Total weighted-average antidilutive common stock equivalents	71,747	28,091	63,665	21,763
_______________

(1)
Weighted average number of antidilutive unvested restricted shares outstanding for the periods presented. There were 5,865 and 4,266 unvested restricted shares outstanding as of June 30, 2017 and 2016, respectively.

(2)	Weighted average number of antidilutive OP Units outstanding for the periods presented. There were 90 OP Units outstanding as of June 30, 2017 and 2016.

(3)	Weighted average number of antidilutive Class B Units outstanding for the periods presented. There were 72,353 and 26,786 Class B Units outstanding as of June 30, 2017 and 2016, respectively.
Note 13 — Segment Reporting
During the three and six months ended June 30, 2017 and 2016, the Company operated in three reportable business segments for management and internal financial reporting purposes: medical office buildings, triple-net leased healthcare facilities and seniors housing — operating properties.
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

The following tables reconcile the segment activity to consolidated net loss for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017				Six Months Ended June 30, 2017
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated
Revenues:
Rental income	$2,172	$104	$—	$2,276	$4,344	$209	$—	$4,553
Operating expense reimbursements	508	—	—	508	1,299	—	—	1,299
Resident services and fee income	—	—	669	669	—	—	1,411	1,411
Total revenues	2,680	104	669	3,453	5,643	209	1,411	7,263
Property operating and maintenance	682	55	470	1,207	1,632	185	953	2,770
NOI	$1,998	$49	$199	2,246	$4,011	$24	$458	4,493
Operating fees to related party				(14)				(27)
Acquisition and transaction related				(1,113)				(1,159)
General and administrative				(743)				(1,347)
Depreciation and amortization				(1,318)				(2,635)
Interest expense				(46)				(93)
Interest and other income				—				—
Income tax benefit/(expense)				29				(26)
Net income attributable to non-controlling interests				(4)				(7)
Net loss attributable to stockholders				$(963)				$(801)

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

	Three Months Ended June 30, 2016				Six Months Ended June 30, 2016
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated
Revenues:
Rental income	$2,173	$104	$—	$2,277	$4,336	$209	$—	$4,545
Operating expense reimbursements	625	—	—	625	1,251	—	—	1,251
Resident services and fee income	—	—	709	709	—	—	1,407	1,407
Total revenues	2,798	104	709	3,611	5,587	209	1,407	7,203
Property operating and maintenance	808	—	476	1,284	1,595	—	946	2,541
NOI	$1,990	$104	$233	2,327	$3,992	$209	$461	4,662
Operating fees to related party				(39)				(79)
Acquisition and transaction related				(103)				(133)
General and administrative				(545)				(1,221)
Depreciation and amortization				(1,581)				(3,158)
Interest expense				(47)				(95)
Interest and other income				1				1
Income tax benefit/(expense)				(28)				(73)
Net income attributable to non-controlling interests				(5)				(9)
Net loss attributable to stockholders				$(20)				$(105)
The following table reconciles the segment activity to consolidated total assets as of the periods presented:

	June 30,	December 31,
(In thousands)	2017	2016
ASSETS
Investments in real estate, net:
Medical office buildings	$104,409	$106,968
Triple-net leased healthcare facilities	4,471	4,554
Seniors housing — operating properties	10,067	10,213
Total investments in real estate, net	118,947	121,735
Cash	13,667	16,371
Restricted cash	88	37
Straight-line rent receivable	739	662
Prepaid expenses and other assets	734	1,242
Deferred costs, net	8	9
Total assets	$134,183	$140,056

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

The following table reconciles capital expenditures by reportable business segment, excluding corporate non-real estate expenditures, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Medical office buildings	$—	$39	$—	$39
Triple-net leased healthcare facilities	—	—	—	—
Seniors housing — operating properties	37	—	44	61
Total capital expenditures	$37	$39	$44	$100
Note 14 — Commitments and Contingencies
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

(In thousands)	Future Minimum Base Rental Payments
July 1, 2017 — December 31, 2017	$52
2018	105
2019	106
2020	109
2021	116
Thereafter	3,325
Total	$3,813
Total rental expense from the Company's operating leases was approximately $34 thousand and $67 thousand during the three and six months ended June 30, 2017 and 2016, respectively.
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
Purchase Agreement
In connection with its approval of the Purchase Agreement, the board of directors also approved the Plan of Liquidation, which will become effective if the Company obtains the Stockholder Approval and the Asset Sale is consummated. The consummation of the Asset Sale is also subject to the Company obtaining the Stockholder Approval as well as other conditions, and there can be no assurance the Asset Sale will be consummated on the terms contained in the Purchase Agreement, or at all. Pursuant to the Plan of Liquidation, the Company anticipates winding up its affairs and distributing the net cash proceeds available for distribution after satisfying the Company’s liabilities to the holders of its common stock in one or more liquidating distributions. See Note 2 — Purchase Agreement — The Plan of Liquidation.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Note 15 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements, except for the following disclosures:
Suspension of Shareholder Distributions
On July 18, 2017, in light of the pending Asset Sale and Plan of Liquidation, the board of directors determined that the Company will cease declaring and paying regular distributions to its stockholders following the distributions to stockholders of record with respect to each day during the month of July 2017 scheduled to be paid on or before August 5, 2017.
Estimated Per-Share NAV
On July 18, 2017, the independent directors of the board of directors, who comprise a majority of the board of directors unanimously approved an Estimated Per-Share NAV of $17.64 as of July 18, 2017.

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
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We have agreed to sell substantially all of our assets (the "Asset Sale") to Healthcare Trust, Inc. (“HTI”) pursuant to and on the terms set forth in a purchase agreement, dated as of June 16, 2017 (the “Purchase Agreement”). The Asset Sale is subject to conditions, and there can be no assurance when or whether the Asset Sale will be completed.

•
Failure to complete the Asset Sale, which is subject to conditions, would prevent the complete liquidation and dissolution of the Company, as contemplated by a plan of liquidation approved by our board of directors on June 16, 2017 (the “Plan of Liquidation”) and could have adverse consequences for the Company.

•	We cannot determine the amount or timing of any liquidating distributions to our stockholders.

•
All of our executive officers and certain directors are also officers, managers or holders of a direct or indirect controlling interest in the Advisor and other entities affiliated with AR Global Investments, LLC (the successor business to AR Capital, LLC, "AR Global"), the parent of our sponsor, American Realty Capital VII, LLC (the "Sponsor"). As a result, our executive officers and certain directors, our Advisor and its affiliates face conflicts of interest.

•
HTI is sponsored and advised by affiliates of the Advisor. Our directors and officers (including all our executive officers and one of our directors, in their capacities as executives or members of the Advisor, HTI’s advisor (the "HTI Advisor") and their affiliates) may have interests in the Asset Sale that may be different from, or in addition to, those of our other stockholders.

•	The Purchase Agreement contains provisions that could discourage a potential competing acquirer or could result in any competing proposal being at a lower price than it might otherwise be.

•	In some circumstances, our stockholders could be held liable for amounts they received from us in connection with our dissolution.

•	No public market currently exists, or may ever exist, for shares of our common stock which are, and may continue to be, illiquid.

•	Any adverse judgment in a lawsuit challenging the Asset Sale or the Plan of Liquidation may prevent the Asset Sale from closing or from closing within the expected timeframe, if at all.

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

•
During July 2017, in light of the pending Asset Sale and Plan of Liquidation, the board of directors determined that the Company will cease declaring and paying regular distributions to its stockholders. There can be no assurance we will resume paying distributions, or at what rate.

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

•
We may fail to continue to qualify to be treated as a real estate investment trust for U.S. federal income tax purposes ("REIT"), which would result in higher taxes and dramatically lower the amount of liquidating distributions to our stockholders.

•	Pursuing the Plan of Liquidation may increase the risk that we will be liable for U.S. federal income and excise taxes, which would reduce the amount of liquidating distributions.

•
The sale of our assets in the Asset Sale may cause us to be subject to a 100% excise tax on the net income from “prohibited transactions,” which would reduce the amount of our liquidating distributions to stockholders.

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"), and thus subject to regulation under the Investment Company Act.
Overview
We were incorporated on April 24, 2014 as a Maryland corporation that elected and qualified to be taxed as a REIT beginning with our taxable year ended December 31, 2015. We were formed to primarily acquire a diversified portfolio of healthcare-related assets, including medical office buildings ("MOBs"), seniors housing communities and other healthcare-related facilities.
We purchased our first property and commenced real estate operations in March 2015. As of June 30, 2017, we owned 19 properties consisting of 0.5 million rentable square feet.
On August 20, 2014, we commenced our initial public offering ("IPO") on a "reasonable best efforts" basis of up to 125.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, for total gross proceeds of up to $3.1 billion plus up to 26.3 million shares of common stock available pursuant to our distribution reinvestment plan (the "DRIP"). On November 15, 2015, we announced the suspension of our IPO, effective December 31, 2015, and in August 2016, the IPO lapsed in accordance with its terms, having raised significantly less capital than expected. As of June 30, 2017, we had received total proceeds from the IPO and the DRIP, net of share repurchases, of $171.1 million.
Beginning in late January 2016, our board of directors began receiving inquiries from potential bidders regarding possible strategic transactions. In order to review, examine and consider the range of strategic alternatives available to us, our board of directors initiated a strategic review process. As part of the strategic review process, our board of directors established a special committee, consisting solely of independent directors on our board of directors, to evaluate and negotiate the various strategic alternatives (the “Special Committee”). In connection with the strategic review, the Special Committee engaged SunTrust Robinson Humphrey, Inc. as financial advisor and retained Shapiro Sher Guinot & Sandler, P.A. as special legal counsel.
During the strategic review process, the Special Committee and its advisors contacted 23 potential partners and entered into 20 nondisclosure agreements. On June 16, 2017, we entered into the Purchase Agreement to sell substantially all of our assets to HTI for a purchase price of $120.0 million (the “Purchase Price”). The Purchase Price is subject to customary prorations and closing adjustments in accordance with the terms of the Purchase Agreement and will be payable on the date the Asset Sale is consummated (the “Closing Date”) less $4.9 million, the principal amount of the loan secured by our Philip Center property, which will be assumed by HTI or repaid by us, and associated costs. HTI will deposit $6.0 million of the Purchase Price payable into an escrow account for our benefit on the Closing Date, and this amount, less any amounts paid or reserved for pending or unsatisfied indemnification claims of HTI made pursuant to the Purchase Agreement, will be released in installments thereafter over a period of 14 months following the Closing Date.
In connection with its approval of the Purchase Agreement, the board of directors also approved the Plan of Liquidation, which is subject to stockholder approval. The closing of the Asset Sale is conditioned upon stockholder approval of both the Asset Sale and the Plan of Liquidation. Thus, if stockholders do not approve the Plan of Liquidation, the Asset Sale will not be completed even if stockholders approve the Asset Sale. Likewise, the effectiveness of the Plan of Liquidation is conditioned upon stockholder approval of the Plan of Liquidation and the closing of the Asset Sale. If the Asset Sale is not approved and does not close, the Plan of Liquidation will not become effective regardless of whether or not it has been approved.

On July 19, 2017, the Company filed a preliminary proxy statement related to its 2017 annual meeting of stockholders (the “Annual Meeting”), at which stockholder approval of the Asset Sale and the Plan of Liquidation will be sought, but the date on which the Annual Meeting will be held has not yet been determined.
The Company expects that effectiveness of the Plan of Liquidation will cause the Company’s basis of accounting to change from the going-concern basis to the liquidation basis of accounting, which requires the Company's assets to be measured at the estimated amounts of consideration the entity expects to collect in settling and disposing of its assets and liabilities are to be measured at the estimated amounts at which the liabilities are expected to be settled.
We believe that the net cash proceeds generated by the Asset Sale will be sufficient to pay our expenses, including the expenses of liquidating, and to satisfy our liabilities and obligations. After paying or providing for these amounts, we estimate the net cash proceeds available for distribution pursuant to the Plan of Liquidation to our stockholders will aggregate $17.49 to $17.64 per outstanding share of common stock. This estimate is based on certain assumptions and there can be no guarantee at this time as to the exact amount that you will receive. During the course of liquidating and dissolving, we may incur unanticipated expenses and liabilities all of which are likely to reduce the cash available for distribution to you.
On July 18, 2017, the independent directors of the board of directors, who comprise a majority of the board of directors unanimously approved an estimated net asset value per share of our common stock (“Estimated Per-Share NAV”) as of July 18, 2017. See Note 15 — Subsequent Events.
This is the first time that the board of directors has determined an estimated per-share net asset value of our common stock. We anticipate publishing an update to the Estimated Per-Share NAV by July 18, 2018 or earlier, at the discretion of the board of directors, in connection with material changes including, among others, material liquidating distributions paid pursuant to the Plan of Liquidation.
Estimated Per-Share NAV is based on certain assumptions and estimates. There can be no guarantee as to the exact amount of net liquidation proceeds that will be available for distribution to our stockholders pursuant to the Plan of Liquidation. Moreover, shares of our common stock are not listed on a national securities exchange, and Estimated Per-Share NAV does not represent the amount a stockholder would obtain if a stockholder sold his or her shares.
Substantially all of our business is conducted through the OP. We have no employees. The Advisor has been retained to manage our affairs on a day-to-day basis. We also have retained American Realty Capital Healthcare III Properties, LLC (the “Property Manager”) to serve as our property manager. The Advisor and the Property Manager are under common control with AR Global, the parent of our Sponsor, as a result of which they are related parties, and each of which have received or will receive compensation, fees and other expense reimbursements from us for services related to managing our business. The Advisor and Property Manager have received or may receive fees during our offering, acquisition, operational and liquidation stages. In connection with the Purchase Agreement, we entered into a letter agreement (the "Letter Agreement") governing, if the Asset Sale closes, the fees and expenses that had become or would become payable by and to the Advisor and its affiliates, on the one hand, and us, on the other hand. Pursuant to the Letter Agreement, the Advisor and the Property Manager will pay, tender, waive or assume certain fees, expenses and obligations, as applicable, as partial satisfaction of the amounts related to expense reimbursements or fees previously paid by the Company to the Advisor and its affiliates.
Prior to entering into the Purchase Agreement, our principal investments objectives were:

•
to acquire a diversified portfolio of healthcare-related assets including MOBs, seniors housing communities and other healthcare-related facilities that generate sustainable growth in cash flow from operations to pay monthly cash distributions;

•to preserve, protect and return our investors’ capital contributions;
•to realize growth in the value of our investments upon our ultimate sale of such investments; and
•to be prudent, patient and deliberate, taking into account current real estate markets.
Healthcare-related facilities include MOBs and outpatient facilities, seniors housing communities, such as assisted and independent living and memory care facilities, as well as hospitals, inpatient rehabilitation hospitals, long-term acute care centers, surgery centers, skilled nursing facilities, specialty medical and diagnostic facilities, research laboratories, and pharmaceutical buildings.
In light of the pending Asset Sale and the Plan of Liquidation, the Company does not intend to conduct future investment activities.

Significant Accounting Estimates and Critical Accounting Policies
Our Annual Report on Form 10-K for the year ended December 31, 2016 contains a discussion of our significant accounting estimates and critical accounting policies. There have been no significant changes in our significant accounting estimates and critical accounting policies since December 31, 2016. See also Note 3 — Summary of Significant Accounting Policies to our unaudited consolidated financial statements for the six-month period ended June 30, 2017, set forth herein.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance is to become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We will adopt this guidance effective January 1, 2018 and currently expect to utilize the modified retrospective transition method upon adoption. We have progressed with our project plan for adopting this standard, including gathering and evaluating the inventory of our revenue streams. We expect that this revised guidance will have an impact on the timing of gains on certain sales of real estate. We are in the process of evaluating any differences in the timing, measurement or presentation of revenue recognition and the impact on our consolidated financial statements and internal accounting processes.
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
In February 2016, the FASB issued an update that sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The revised guidance supersedes previous leasing standards and is effective for reporting periods beginning after December 15, 2018. Early adoption is permitted. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. We have ground leases, which we will be required to record a right-of-use asset and lease liability equal to the present value of the remaining lease payments upon adoption of this update. We also expect this revised guidance to impact the presentation of these lease and non-lease components of revenue from leases for lessors. We progressed in our project plan for adopting this revised guidance for lessors, including developing an inventory of leases as well as the lease and non-lease components contained therein. We are continuing to evaluate the impact of this new guidance and the allowable methods of adoption.
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
In May 2017, the FASB issued guidance that clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The update states that modification accounting should be used unless the fair value of the award, the vesting terms of the award and the classification of the award as either equity or liability, does not change as a result of the modification. The revised guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted for reporting periods for which financial statements have not yet been issued. We are currently evaluating the impact of this new guidance.
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

Properties
The following table presents certain additional information about the properties we owned as of June 30, 2017:

Property/Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy	Weighted Average Remaining Lease Term	Base Purchase Price (1)
					(In years)	(In thousands)
Medical Office Buildings:
DaVita Bay Breeze — Largo, FL	Mar. 2015	1	7,247	100.0%	10.0	$1,650
RAI Clearwater — Clearwater, FL	Apr. 2015	1	14,936	100.0%	7.4	4,750
DaVita Hudson — Hudson, FL	May 2015	1	8,984	100.0%	7.2	2,725
Rockwall Medical Plaza — Rockwall, TX	Jun. 2015	1	18,176	100.0%	2.7	6,639
Decatur Medical Office Building — Decatur, GA	Jul. 2015	1	20,800	100.0%	5.4	5,100
Buckeye Health Center — Cleveland, OH	Aug. 2015	1	25,070	100.0%	2.8	5,550
Philip Professional Center — Lawrenceville, GA	Aug. 2015	2	31,483	93.9%	11.1	9,000
Illinois CancerCare Clinic — Galesburg, IL	Aug. 2015	1	9,211	100.0%	7.2	3,400
Galesburg VA Outpatient Clinic — Galesburg, IL	Aug. 2015	1	9,979	100.0%	6.1	2,630
Woodlake Office Center — Woodbury, MN	Sep. 2015	1	36,375	100.0%	5.3	14,900
Greenfield Medical Center — Gilbert, AZ	Oct. 2015	1	28,489	100.0%	3.1	7,000
Lee Memorial Health System Outpatient Center — Ft. Meyers, FL	Oct. 2015	1	24,174	100.0%	1.2	5,275
Beaumont Medical Center — Warren, MI	Dec. 2015	1	35,219	95.2%	4.5	13,650
Madison Medical Plaza — Joliet, IL	Dec. 2015	1	70,023	89.4%	4.1	19,500
UnityPoint Clinic — Muscatine, IA	Dec. 2015	1	21,767	100.0%	7.8	5,887
UnityPoint Clinic — Moline, IL	Dec. 2015	1	14,640	100.0%	6.5	3,767
Total Medical Office Buildings:		17	376,573	97.1%	5.4	111,423
Triple-Net Leased Healthcare Facility(2):
Arcadian Cove Assisted Living — Richmond, KY	Aug. 2015	1	34,659	100.0%	13.2	4,775
Seniors Housing — Operating Property:
Cedarhurst of Collinsville — Collinsville, IL	Aug. 2015	1	56,700	75.0%	N/A	11,600
Portfolio, June 30, 2017		19	467,932			$127,798
_______________

(1)	Contract purchase price, excluding acquisition related costs.

(2)
Revenues for our triple-net leased healthcare facility generally consist of fixed rental amounts (subject to annual contractual escalations) received from our tenants in accordance with the applicable lease terms and does not vary based on the underlying operating performance of the property. As of June 30, 2017, the property leased to our seniors housing — triple net leased tenant had operating occupancy of approximately 87.8%. While operating occupancy rates may affect the profitability of our tenants’ operations, they do not have a direct impact on our revenues or financial results. Operating occupancy statistics for our triple-net leased healthcare facility are compiled through reports from tenants and have not been independently validated by us.

N/A	Not applicable
Results of Operations
Comparison of the Three Months Ended June 30, 2017 to the Three Months Ended June 30, 2016
As of June 30, 2017, we owned 19 properties and real estate-related assets, all of which we have owned since January 1, 2016. Net loss attributable to stockholders was $1.0 million and approximately $20 thousand for the three months ended June 30, 2017 and 2016, respectively.
Rental Income
Rental income was consistent at $2.3 million for the three months ended June 30, 2017 and 2016. Rental income relates to our 17 MOBs and one triple-net leased healthcare facility.

Operating Expense Reimbursements
Operating expense reimbursements decreased $0.1 million to $0.5 million for the three months ended June 30, 2017 from $0.6 million for the three months ended June 30, 2016. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of reimbursable property operating expenses, which may be subject to exclusions and expense floors, in addition to base rent, whereas under certain other lease agreements, the tenants are generally directly responsible for all operating costs of the respective properties. Our operating expense reimbursements decreased in proportion to our reimbursable property operating expenses incurred from our MOBs during the three months ended June 30, 2017.
Resident Services and Fee Income
Resident services and fee income remained consistent at $0.7 million for the three months ended June 30, 2017 and 2016. Resident services and fee income is generated in connection with rent and services offered to residents in our SHOP depending on the level of care required, as well as fees associated with other ancillary services.
Property Operating and Maintenance Expenses
Property operating and maintenance expenses decreased $0.1 million to $1.2 million for the three months ended June 30, 2017 from $1.3 million for the three months ended June 30, 2016. These costs primarily relate to the costs associated with our properties, including real estate taxes, property insurance, utilities, repairs, maintenance and unaffiliated third party property management fees, as well as costs relating to caring for the residents of our SHOP. The decrease in property operating and maintenance expenses was primarily due to an adjustment for real estate taxes that were recorded in the prior year, but were reversed during the three months ended June 30, 2017 as a result of the tenant paying these taxes upon the payment due date.
Operating Fees to Related Party
Operating fees to related party decreased approximately $25 thousand to approximately $14 thousand for the three months ended June 30, 2017 from approximately $39,000 for the three months ended June 30, 2016. Operating fees to related party relates to fees incurred from our Property Manager for property management services for managing our properties on a day-to-day basis, as well as oversight fees that may apply on properties under contract with unaffiliated third parties for such services, subject to exclusions. Property management fees incurred during the three months ended June 30, 2017 decreased due to lower oversight fees incurred, as compared to the oversight fees incurred during the three months ended June 30, 2016. Typically, property management fees increase in direct correlation with gross revenues.
As acknowledged in the Letter Agreement, the Company had previously overpaid property management and oversight fees to the Property Manager in an amount equal to approximately $141 thousand. Pursuant to the Letter Agreement, any obligation the Advisor has to repay this amount will be satisfied if the Asset Sale is consummated. Since May 1, 2017, in lieu of paying the Property Manager property management fees, including oversight fees, the Company has applied all property management fees otherwise due and payable to the Property Manager against the overpaid amount.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses of $1.1 million for the three months ended June 30, 2017 primarily related to costs associated with our entry into the Purchase Agreement. Acquisition and transaction related expenses of $0.1 million for the three months ended June 30, 2016 primarily related to fees incurred from the strategic review process initiated by the Special Committee earlier in the year. Acquisition and transaction related expenses generally increase or decrease in direct correlation with the number and contract purchase price of the properties acquired during the period and the level of activity surrounding any contemplated transaction.
General and Administrative Expenses
General and administrative expenses increased $0.2 million from $0.5 million for the three months ended June 30, 2016 to $0.7 million for the three months ended June 30, 2017, of which $0.4 million related to expense reimbursements to our related parties , which includes administrative expense reimbursements and distribution expense paid on performance-based restricted, forfeitable partnership units of the OP designated as "Class B Units" (“Class B Units”) to the Advisor.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased $0.3 million to $1.3 million for the three months ended June 30, 2017 from $1.6 million for the three months ended June 30, 2016. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and liabilities and depreciated or amortized over their estimated useful lives. The decrease in depreciation and amortization expense was due to the expiration of an in-place lease asset recorded at acquisition in a previous period.

Interest Expense
Interest expense remained relatively flat at approximately $46 thousand for the three months ended June 30, 2017 compared to approximately $47 thousand for the three months ended June 30, 2016. Interest expense related to our mortgage note payable with an average monthly balance of $5.0 million during the three months ended June 30, 2017 compared to an average monthly balance of $5.1 million during the three months ended June 30, 2016.
Interest and Other Income
No interest income was received during the three months ended June 30, 2017. Interest income of approximately $1 thousand for the three months ended June 30, 2016 related to interest income on cash balances and other miscellaneous income.
Income Tax Benefit
We incurred income tax benefit (expense) of approximately $29 thousand and income tax benefit (expense) of approximately $(28) thousand, respectively, for the three months ended June 30, 2017 and 2016 related to our SHOP using a structure permitted by RIDEA, under which a REIT may lease qualified healthcare properties on an arm's length basis to a taxable REIT subsidiary ("TRS") if the property is operated on behalf of such subsidiary by an eligible third-party independent contractor.
Net Income Attributable to Non-Controlling Interest Holders
Net income attributable to non-controlling interest holders was approximately $4 thousand and $5 thousand, respectively, for the three months ended June 30, 2017 and 2016, which represents the portion of net income allocated to an unaffiliated third party that owns an interest in certain of our property owning subsidiaries and is entitled to receive a proportionate share of net operating cash flow derived from the subsidiaries' properties.
Comparison of the Six Months Ended June 30, 2017 to the Six Months Ended June 30, 2016
As of June 30, 2017, we owned 19 properties and real estate-related assets, all of which we have owned since January 1, 2016. Net loss attributable to stockholders was $0.8 million and $0.1 million for the six months ended June 30, 2017 and 2016, respectively.
Rental Income
Rental income remained consistent at approximately $4.6 million for the six months ended June 30, 2017 from $4.5 million for the six months ended June 30, 2016.
Operating Expense Reimbursements
Operating expense reimbursements remained flat at $1.3 million for the six months ended June 30, 2017, compared to the six months ended June 30, 2016. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of reimbursable property operating expenses, which may be subject to exclusions and expense floors, in addition to base rent, whereas under certain other lease agreements, the tenants are generally directly responsible for all operating costs of the respective properties.
Resident Services and Fee Income
Resident services and fee income remained flat at $1.4 million for the six months ended June 30, 2017 when compared to the six months ended June 30, 2016. Resident services and fee income is generated in connection with rent and services offered to residents in our SHOP depending on the level of care required, as well as fees associated with other ancillary services.
Property Operating and Maintenance Expenses
Property operating and maintenance expenses increased $0.3 million to $2.8 million for the six months ended June 30, 2017 from $2.5 million for the six months ended June 30, 2016. These costs primarily relate to the costs associated with our properties, including real estate taxes, property insurance, utilities, repairs, maintenance and unaffiliated third party property management fees, as well as costs relating to caring for the residents of our SHOP. The increase in property operating and maintenance expenses was primarily attributable to utilities incurred in our MOBs, which contributed $0.1 million of the increase. In addition, $0.2 million of the increase relates to bad debt expense on our triple-net leased healthcare facility.
Operating Fees to Related Party
Operating fees to related party decreased $52 thousand to $27 thousand for the six months ended June 30, 2017 from $79 thousand for the six months ended June 30, 2016. Operating fees to related party relates to fees incurred from our Property Manager for property management services for managing our properties on a day-to-day basis, as well as oversight fees that may apply on properties under contract with unaffiliated third parties for such services, subject to exclusions. Property management fees incurred during the six months ended June 30, 2017 decreased due to lower oversight fees incurred, as compared to the oversight fees incurred during the six months ended June 30, 2016.

As acknowledged in the Letter Agreement, the Company had previously overpaid property management and oversight fees to the Property Manager in an amount equal to approximately $141 thousand. Pursuant to the Letter Agreement, any obligation the Advisor has to repay this amount will be satisfied if the Asset Sale is consummated. Since May 1, 2017, in lieu of paying the Property Manager property management fees, including oversight fees, the Company has applied all property management fees otherwise due and payable to the Property Manager against the overpaid amount.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses of $1.2 million for the six months ended June 30, 2017 primarily related to costs associated with our entry into the Purchase Agreement. Acquisition and transaction related expenses of $0.1 million for the six months ended June 30, 2016 primarily related to fees incurred in connection with the strategic review process initiated by the Special Committee, as well as audit fees and other costs associated with acquisitions consummated during the year ended December 31, 2015 . Acquisition and transaction related expenses generally increase or decrease in direct correlation with the number and contract purchase price of the properties acquired during the period and the level of activity surrounding any contemplated transaction.
General and Administrative Expenses
General and administrative expenses increased $0.1 million to $1.3 million for the six months ended June 30, 2017 from $1.2 million, which relates to an increase of $0.3 million due to related party expenses reimbursements, which includes administrative expense reimbursements and distribution expense paid on Class B Units to the Advisor. This increase offsets with a decrease of $0.2 million related to lower audit fees, transfer agent fees and board of director compensation incurred during the six months ended June 30, 2017.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased $0.6 million to $2.6 million for the six months ended June 30, 2017 from $3.2 million for the six months ended June 30, 2016. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and liabilities and depreciated or amortized over their estimated useful lives. The decrease in depreciation and amortization expense was due to the expiration of an in-place lease asset recorded at acquisition in a previous period.
Interest Expense
Interest expense of $0.1 million for the six months ended June 30, 2017 and 2016, related to our mortgage note payable with an average monthly balance of $5.0 million during the six months ended June 30, 2017 and 2016.
Interest and Other Income
Interest income of approximately $1 thousand for the six months ended June 30, 2016 related to interest income on cash balances and other miscellaneous income. No interest income was received during the six months ended June 30, 2017.
Income Tax Expense
Income tax expense of approximately $26.0 thousand and $0.1 million for the six months ended June 30, 2017 and 2016, respectively, related to our SHOP using a structure permitted by RIDEA, under which a REIT may lease qualified healthcare properties on an arm's length basis to a taxable REIT subsidiary ("TRS") if the property is operated on behalf of such subsidiary by an eligible third-party independent contractor.
Net Income Attributable to Non-Controlling Interest Holders
Net income attributable to non-controlling interest holders was approximately $7 thousand and approximately $9 thousand for the six months ended June 30, 2017 and 2016, respectively which represents the portion of net income allocated to an unaffiliated third party that owns an interest in certain of our property owning subsidiaries and is entitled to receive a proportionate share of net operating cash flow derived from the subsidiaries' properties.

Cash Flows for the Six Months Ended June 30, 2017
During the six months ended June 30, 2017, net cash provided by operating activities was $3.3 million. The level of cash flows used in or provided by operating activities is affected by the number of properties owned, the performance of those properties, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses. Cash inflows related to a net loss adjusted for non-cash items of approximately $2.0 million (net loss of $0.8 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets, amortization of deferred financing costs, amortization of mortgage premiums and equity-based compensation of $2.8 million), a decrease in prepaid expenses and other assets of $0.5 million due to tenant receivables and prepaid expenses, an increase in accounts payable and accrued expenses of $0.8 million related to legal fees and related party expense reimbursements and an increase of $0.1 million in deferred rent. These cash inflows offset against cash outflows of $0.1 million related to an increase in straight-line rent receivables and an increase of $0.1 million in restricted cash.
The net cash used in investing activities during the six months ended June 30, 2017 of approximately $44 thousand related to capital expenditures.
Net cash used in financing activities of $5.9 million during the six months ended June 30, 2017 consisted primarily of repurchases of our common stock of $1.9 million, distributions to stockholders of $4.0 million, principal payments made on mortgage notes payable of approximately $0.1 million and distributions paid to non-controlling interest holders of approximately $15.0 thousand.
Cash flows for the Six Months Ended June 30, 2016
During the six months ended June 30, 2016, net cash provided by operating activities was $3.6 million. The level of cash flows used in or provided by operating activities is affected by the timing of interest payments, the receipt of scheduled rent payments, and the level of operating expenses. Cash inflows related to a net loss adjusted for non-cash items of $3.2 million (net loss of $0.1 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets, amortization of deferred financing costs, amortization of mortgage premiums and equity-based compensation of $3.3 million), decrease in prepaid expenses and other assets of $0.1 million due to rent receivables and prepaid expenses, increase in accounts payable and accrued expenses of $0.4 million related to professional fees, real estate taxes and property operating expenses for our MOBs and SHOP and a $0.2 million increase in deferred rent. These cash inflows were partially offset by an increase in unbilled rent receivables recorded in accordance with straight-line basis accounting of $0.3 million and an increase in restricted cash of approximately $26 thousand.
The net cash used in investing activities during the six months ended June 30, 2016 of $0.1 million related to capital expenditures.
Net cash used in financing activities of $3.5 million during the six months ended June 30, 2016 consisted primarily of distributions to stockholders of $3.3 million, payments of offering costs of $0.2 million and principal payments made on mortgage notes payable of approximately $48 thousand.
Liquidity and Capital Resources
As of June 30, 2017, we had cash on hand of $13.7 million and expect to fund liquidity requirements over the next 12 months through a combination of cash on hand and operating cash flows.  Cash on hand mainly consists of proceeds from our IPO and distributions reinvested per our DRIP.  While we temporarily suspended our DRIP in April 2017 and indefinitely suspended it in June 2017, we had received total proceeds from our IPO and DRIP, net of share repurchases, of $171.1 million as of June 30, 2017.
On June 16, 2017, we entered into the Purchase Agreement pursuant to which we agreed to sell substantially all of our assets to HTI. The closing of the Asset Sale is conditioned upon stockholder approval of both the Asset Sale and the Plan of Liquidation.
Subject to the Asset Sale being completed, we intend to wind up our affairs and distribute our assets, which are expected to consist primarily of cash after satisfying our liabilities, to the holders of our common stock in accordance with the Plan of Liquidation. We believe that the net cash proceeds generated by the Asset Sale will be sufficient to pay our expenses, including the expenses of liquidating, and to satisfy our liabilities and obligations. After paying or providing for these amounts, we estimate the net cash proceeds available for distribution pursuant to the Plan of Liquidation to our stockholders will aggregate $17.49 to $17.64 per outstanding share of common stock. This estimate is based on certain assumptions and there can be no guarantee as to the exact amount that you will receive. During the course of liquidating and dissolving, we may incur unanticipated expenses and liabilities all of which are likely to reduce the cash available for distribution.
If the Asset Sale and Plan of Liquidation are not approved by stockholders and therefore do not occur or become effective, we will make no liquidating distributions to shareholders pursuant to the Plan of Liquidation and our current cash on hand in addition to cash flows from operations will be used to pay our operating and administrative expenses as well as to maintain the properties in our portfolio.  Additionally, in light of the pending Asset Sale and Plan of Liquidation, the board of directors determined to cease the declaration and payment of regular distributions to stockholders following those declared and paid with respect to each day during the month of July 2017.  If the Asset Sale and Plan of Liquidation are not approved by stockholders, the Board will further evaluate our distribution policy. We may not generate sufficient cash flows from operations to pay future distributions therefore any distributions declared and paid as a result of the board of directors reinstituting regular distributions would be funded from cash flows from operations as well as cash on hand.  Our total cash demands described earlier in the paragraph coupled with the lack of funds received if the Asset Sale is not consummated could have a material impact on our liquidity and cause our stockholders’ investment to be adversely impacted.
We may borrow if we need funds to satisfy the REIT tax qualification requirement that we generally distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP, determined without regard to the deduction for dividends paid and excluding net capital gain). We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT. Under our charter, the maximum amount of our total indebtedness may not exceed 300% of our total "net assets" as defined in our charter as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments. However, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. In addition, it is currently our intention to limit our aggregate borrowings to 45% of the aggregate fair market value of our assets, unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation will not apply to individual real estate assets or investments. As of June 30, 2017, our secured debt leverage ratio (total secured debt divided by total assets) was approximately 3.7% and we did not have any unsecured borrowings. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy the requirements under our charter. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits.
Our board of directors adopted a Share Repurchase Program (as amended, the "SRP"), which enabled our stockholders to sell their shares to us under limited circumstances. On June 16, 2017, in furtherance of the Asset Sale, our board of directors suspended the SRP indefinitely and, as authorized by the terms of the SRP, authorized us to reject any repurchase requests that we received or will receive during calendar year 2017. The suspension of the SRP became effective as of July 19, 2017. The following table reflects the number of shares repurchased cumulatively through June 30, 2017:

	Number of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2016	1,021	$24.97
Six months ended June 30, 2017 (1)	82,494	22.79
Cumulative repurchases as of June 30, 2017	83,515	$22.82
_______________

(1)
Includes 83,604 shares repurchased in the three months ended March 31, 2017 for approximately $1.9 million at a weighted average price per share of $22.77, net of repurchase requests with respect to 1,110 shares that were canceled during the three months ended June 30, 2017. Excludes rejected repurchases with respect to 2016 of 181,389 shares for $4.0 million at a weighted average price per share of $22.29, which were unfulfilled as of June 30, 2017. On June 16, 2017, in furtherance of the Asset Sale, the Company’s board of directors determined to suspend the SRP indefinitely and, as authorized by the terms of the SRP, to reject any repurchase requests that the Company has received or will receive during calendar year 2017. The suspension of the SRP became effective as of July 19, 2017 and no shares have been, or will be, repurchased in connection with requests made during 2017.

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
We define MFFO, a non-GAAP measure, consistent with the IPA's Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the "Practice Guideline") issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for acquisition and transaction related fees and expenses and other items. In calculating MFFO, we follow the Practice Guideline and exclude acquisition fees and expenses, amortization of above and below and other market intangible lease assets and liabilities, amounts relating to straight line rent adjustments (in order to reflect such payments from a GAAP accrual basis to a cash basis), accretion of discounts and amortization of premiums on debt investments and adjustments for unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. We also exclude other non-operating items in calculating MFFO, such as transaction-related fees and expenses (which include costs associated with the strategic review process that led to our entry into the Purchase Agreement).
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

	Three Months Ended		Six Months Ended
(In thousands)	March 31, 2017	June 30, 2017	June 30, 2017
Net income (loss) attributable to stockholders (in accordance with GAAP)	$162	$(963)	$(801)
Depreciation and amortization (1)	1,313	1,313	2,626
Adjustments for non-controlling interests (2)	(1)	(9)	(10)
FFO attributable to stockholders	1,474	341	1,815
Acquisition and transaction related	46	1,113	1,159
Amortization of market lease and other intangibles	51	52	103
Straight-line rent adjustments	12	(73)	(61)
Amortization of mortgage premium	(11)	(10)	(21)
Adjustments for non-controlling interests (2)	(1)	(1)	(2)
MFFO attributable to stockholders	$1,571	$1,422	$2,993
_______________

(1)	Net of non-real estate depreciation and amortization.

(2)	Represents the portion of the adjustments allocable to non-controlling interests.
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

The following table reflects the items deducted from or added to net income (loss attributable to stockholders in our calculation of NOI for the periods indicated:

	Three Months Ended		Six Months Ended
	March 31, 2017	June 30, 2017	June 30, 2017
Net income (loss) attributable to stockholders (in accordance with GAAP)	$162	$(963)	$(801)
Impairment on sale of real estate investments	—	—	—
Operating fees to related party	13	14	27
Acquisition and transaction related	46	1,113	1,159
General and administrative	604	743	1,347
Depreciation and amortization	1,316	1,318	2,635
Interest expense	46	46	93
Interest and other income	—	—	—
Income tax expense	55	(29)	26
Net income attributable to non-controlling interests	3	4	7
NOI	$2,245	$2,246	$4,493

	Three Months Ended		Six Months Ended
	March 31, 2016	June 30, 2016	June 30, 2016
Net loss attributable to stockholders (in accordance with GAAP)	$(85)	$(20)	$(105)
Operating fees to related party	40	39	79
Acquisition and transaction related	30	103	133
General and administrative	676	545	1,221
Depreciation and amortization	1,577	1,581	3,158
Interest expense	48	47	95
Interest and other income	—	(1)	(1)
Income tax expense	45	28	73
Net income attributable to non-controlling interests	4	5	9
NOI	$2,335	$2,327	$4,662
Refer to Note 13 — Segment Reporting for a reconciliation of NOI to net income (loss) attributable to stockholders by reportable segment.
Distributions
On January 29, 2015, our board of directors authorized, and we began paying, monthly distributions payable to stockholders of record each day during the applicable period at a rate equivalent to $1.56 per annum per share of common stock, beginning March 15, 2015. During July 2017, in light of the pending Asset Sale and Plan of Liquidation, we ceased declaring and paying regular distributions to our stockholders following the distributions to stockholders of record with respect to each day during the month of July 2017 scheduled to be paid on or before August 5, 2017.
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

During the six months ended June 30, 2017, distributions paid to common stockholders totaled $5.4 million, including distributions to non-controlling interest holders of $15 thousand, and $1.4 million which was reinvested into additional shares of common stock through our DRIP. During the six months ended June 30, 2017, cash used to pay distributions was generated from cash flows provided by operations and available cash on hand, which includes proceeds from our IPO.
The following table shows the sources for the payment of distributions to common stockholders, including distributions on unvested restricted shares, for the periods indicated:

	Three Months Ended				Six Months Ended
	March 31, 2017		June 30, 2017		June 30, 2017
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Cash distributions paid to stockholders (1)	$1,595		$2,391		$3,986
Distributions reinvested in common stock issued under the DRIP	1,075		362		1,437
Total distributions paid	$2,670		$2,753		$5,423

Source of distribution coverage:
Cash flows provided by operations	$2,029	76.0%	1,227	44.6%	$3,256	60.0%
Available cash on hand (2)	641	24.0%	1,526	55.4%	2,167	40.0%
Total source of distribution coverage	$2,670	100.0%	$2,753	100.0%	$5,423	100.0%

Cash flows provided by operations (in accordance with GAAP)	$2,029		$1,227		$3,256
Net income (loss) attributable to stockholders (in accordance with GAAP)	$162		$(963)		$(801)
_______________

(1)	Includes distributions paid to non-controlling interest stockholders.

(2)	Includes proceeds received from our IPO.
For the six months ended June 30, 2017, cash flows provided by operations were $3.3 million. As shown in the table above, we funded distributions with cash flows provided by operations and available cash on hand. To the extent we pay distributions in excess of cash flows provided by operations and use our available cash on hand, our stockholders' investment may be adversely impacted.
If, for some reason, we do not obtain the Stockholder Approval, the board of directors will further evaluate our distribution policy. We may not generate sufficient cash flows from operations to pay future distributions. The amount of cash available for distributions is affected by many factors, such as rental income from acquired properties and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. Our actual results may differ significantly from the assumptions used by our board of directors in establishing a distribution rate to stockholders.
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

Contractual Obligations
The following table reflects contractual debt obligations under our mortgage notes payable and minimum base rental cash payments due for leasehold interests over the next five years and thereafter as of June 30, 2017. The minimum base rental cash payments due for leasehold interests exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes, among other items. As of June 30, 2017, the outstanding mortgage note payable had a weighted average effective interest rate of 4.0%.

			Years Ended December 31,
(In thousands)	Total	July 1, 2017 — December 31, 2017	2018 — 2019	2020 — 2021	Thereafter
Principal on mortgage note payable	$4,947	$50	$4,897	$—	$—
Interest on mortgage note payable	451	99	352	—	—
Lease rental payments due	3,813	52	211	225	3,325
	$9,211	$201	$5,460	$225	$3,325
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
Related-Party Transactions and Agreements
Please See Note 8 — Related Party Transactions and Arrangements of the accompanying consolidated financial statements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our long-term debt, which consists of secured financings, bears interest at a fixed rate. As of June 30, 2017, we did not have any derivative financial instruments. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

As of June 30, 2017, our debt included a fixed-rate secured mortgage financing with a carrying value of $5.0 million and a fair value of $5.0 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the note, but it has no impact on interest due on the note. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2017 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $0.1 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $0.1 million.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and assuming no other changes in our capital structure. The information presented above includes only those exposures that existed as of June 30, 2017 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
Changes in Internal Control Over Financial Reporting
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
We are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, other than the risk factors noted below:
Failure to complete the Asset Sale, which is subject to conditions and also may not close due to uncertainties regarding HTI’s ability to finance the payment of the Purchase Price at closing, would prevent the Plan of Liquidation from becoming effective and could have adverse consequences for the Company.
The Asset Sale is subject to certain conditions, some of which are out of the Company’s control, including, among other things the Stockholder Approval and certain other customary conditions set forth in the Purchase Agreement. The Company will seek the Stockholder Approval at the Annual Meeting, but the date on which the Annual Meeting will be held has not yet been determined. There can be no assurance when or whether these conditions will be satisfied or, to the extent waivable, waived or the occurrence of any effect, event, development or change will not transpire. If these conditions are not satisfied or waived, if permitted, by the March 16, 2018 outside date, the Purchase Agreement may be terminated and the Asset Sale would not be completed.
Moreover, HTI has advised the Company that HTI intends, at the closing of the Asset Sale, to simultaneously add certain of the properties it is acquiring from us to the borrowing base of its existing revolving credit facility, thereby increasing the borrowing capacity thereunder, and draw down an amount required to pay the Purchase Price at closing. Although the Asset Sale is not subject to any financing condition, adding any property to the borrowing base of HTI’s existing revolving credit facility is subject to conditions thereunder, including consent of the agent thereunder. There can be no assurance these conditions will be satisfied or waived when all the other conditions to the closing of the Asset Sale have been satisfied or waived and that HTI will be able pay the Purchase Price when it is required to do so under the Purchase Agreement. If the Company terminates the Purchase Agreement due to HTI’s failure to pay the Purchase Price at closing, HTI is required to reimburse the Company for up to $750,000 in actual third party expenses incurred in connection with the Asset Sale (without excluding Advisor expenses). However, after those reimbursements have been paid, HTI will have no further liability to the Company (including for any punitive, speculative or consequential damages) except with respect to surviving indemnification obligations. Moreover, the Company has waived any right to recover the balance of the Purchase Price, or any part thereof, and the right to pursue any other remedy permitted at law or in equity against HTI.
There can be no assurance with respect to the timing of the completion of the Asset Sale or whether the Asset Sale will be completed on its current terms, or at all.
If the Asset Sale is not completed for any reason, the Company would be subject to a number of other material risks, including that:

•
the Plan of Liquidation will not become effective and the Company may continue to consider entering into a strategic transaction, which could result in the board of directors and management devoting time to that process instead of the Company’s operations, and there can be no assurance that an alternative strategic transaction would be available on equal or better terms and conditions than the Asset Sale, if at all;

•	the Company would be required to pay expenses incurred in connection with the Asset Sale, including financial advisory, legal and accounting fees,;

•
if the Purchase Agreement is terminated under certain circumstances related to the board of directors changing its recommendation to the Company’s stockholders with respect to its approval of the Asset Sale or the Plan of Liquidation or the Company entering into an agreement related to a competing third-party proposal to acquire all or a significant part of the Company, the Company will be required to pay HTI a termination fee of $3.6 million; and

•
if the Purchase Agreement is terminated by either party due to the Company’s failure to obtain the Stockholder Approval, the Company will be responsible for reimbursing HTI for up to $850,000 in actual third party, non-HTI Advisor expenses, including non-HTI Advisor legal fees and any fee paid to HTI’s financial advisor, incurred in connection with the transactions contemplated by the Purchase Agreement.

The pendency of the Asset Sale could adversely affect the business and operations of the Company.
In connection with the pending Asset Sale, some tenants or vendors of the Company may delay or defer decisions because of uncertainty concerning the outcome of the Asset Sale, which could negatively impact the revenues, earnings, cash flows and expenses of the Company, regardless of whether the Asset Sale is completed. In addition, due to operating covenants in the Purchase Agreement, the Company may be unable, during the pendency of the Asset Sale, to pursue certain strategic transactions, undertake certain significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions that are not in the ordinary course of business, even if these actions would prove beneficial.
The Company’s directors and officers (including all of the Company’s executive officers and one of the Company’s directors, in their capacities as executives or members of the Advisor, the HTI Advisor and their affiliates) may have interests in the Asset Sale that may be different from, or in addition to, those of the Company’s other stockholders.
The Company’s directors and officers (including all of the Company’s executive officers and one of the Company’s directors, in their capacitates as executives or members of the Advisor, the HTI Advisor and their affiliates) may have interests in the Asset Sale and the Plan of Liquidation that are different from, or in addition to, the interests of stockholders. The Advisor and the HTI Advisor, as well as their respective property managers, are indirectly owned and controlled by AR Global. Edward M. Weil, Jr., the executive chairman of the board of directors, is also a member of the HTI board of directors. Mr. Weil owns a non-controlling interest in the parent of AR Global and is also the chief executive officer of AR Global. In addition, the Company, HTI, the Advisor, the Property Manager and HTI's property manager have the same executive officers, W. Todd Jensen and Katie P. Kurtz. These interests also include the following:

•
Under the Letter Agreement, subject to completing the Asset Sale, the obligation of the Advisor and its affiliates to pay the Company approximately $3.68 million with respect to certain expense reimbursements or fees previously paid by the Company to the Advisor or its affiliates will be satisfied in exchange for the surrender of certain Class B Units issued to the Advisor, an agreement to waive or assume certain fees and expense reimbursements that are payable or that become payable by the Company to the Advisor and an agreement by the Advisor to pay the Company any remaining amounts in cash following the Closing Date.

•
Pursuant to the Letter Agreement, prior to the Closing Date and subject to completing the Asset Sale, the Company and the Advisor have agreed to enter into amendments to the Company's advisory agreement with the Advisor and the limited partnership agreement of the OP effective as of July 1, 2017 to facilitate the establishment of a value for Class B Units consistent with the applicable provisions of the Letter Agreement and certain of the other payments contemplated by the Letter Agreement, even though, without these amendments, the Advisor would not be entitled to receive liquidating distributions in connection with the Plan of Liquidation.

•
HTI acquiring our properties could result in an increase in the fees payable by HTI to its advisor and property manager and their affiliates under HTI's agreements with its advisor and property manager.

•
All outstanding and unvested restricted shares of the Company, including 5,866 unvested restricted shares held by the Company’s directors and executive officers in the aggregate as of June 30, 2017 and the 1,333 restricted shares automatically granted to each of the Company’s independent directors in connection with the Annual Meeting, will vest upon the sale of all or substantially all of the Company’s assets, which would occur if the Asset Sale is consummated.

•
HTI may be required to reimburse the HTI Advisor for insourced acquisition expenses up to a maximum of $0.6 million, representing 0.5% of the contract purchase price (as defined in HTI’s charter) being paid to acquire our properties.

•
HTI common stock may increase in value as a result of the Asset Sale, which may benefit HTI’s stockholders generally as well as AR Global, which directly or indirectly beneficially owns 8,888 shares of HTI common stock and 359,340 shares of HTI common stock issuable in exchange for certain performance-based restricted, forfeitable interests in HTI's operating partnership.

The Purchase Agreement contains provisions that could discourage a potential competing acquiror or could result in any competing proposal being at a lower price than it might otherwise be.
The Purchase Agreement contains “no shop” provisions that, subject to limited exceptions, restrict the Company from initiating, soliciting, knowingly encouraging or facilitating any inquiries or the making of any proposal, offer or other action that constitutes, or may reasonably be expected to lead to, any competing third-party proposals to acquire all or a significant part of the Company. In addition, if the Purchase Agreement is terminated under certain circumstances related to the board of directors changing its recommendation to the Company’s stockholders with respect to its approval of the Asset Sale or the Plan of Liquidation or the Company entering into an agreement related to a competing third-party proposals to acquire all or a significant part of the Company, the Company will be required to pay HTI a termination fee of $3.6 million.

These provisions could discourage a potential acquiror that might have an interest in acquiring all or a significant part of the Company or its assets from considering or proposing an acquisition, even if the potential acquiror were prepared to pay consideration with a higher per share value than the Purchase Price agreed to by HTI, or might result in a potential competing acquiror proposing to pay a lower amount than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.
The Company cannot determine at this time the amount or timing of any liquidating distributions to its stockholders.
The Company cannot determine at this time when it will be able to pay liquidating distributions to its stockholders or the amount of any liquidating distributions. The amount of net cash proceeds available for distribution pursuant to the Plan of Liquidation depends on a variety of factors, including, but not limited to, the timing of the closing of the Asset Sale; the amount required to pay both existing liabilities and obligations as well as any contingent liabilities; the cost of operating the Company through the date of its final dissolution; general business and economic conditions; and other matters.
Under the Purchase Agreement, the Company is obligated to indemnify HTI in certain circumstances, including with respect to any stockholder litigation brought by the Company’s stockholders directly or derivatively in connection with the transactions contemplated by the Purchase Agreement. Indemnifiable losses incurred by HTI, if any, for which the Company is liable are recoverable by HTI first out of the Escrow Amount and then, to the extent the indemnifiable losses exceed the Escrow Amount, from the Company. Moreover, the Plan of Liquidation states that the final liquidating distribution will not occur earlier than the end of the 14-month survival period of the representations and warranties under the Purchase Agreement and will not occur prior to final resolution of any unsatisfied indemnification claims or other claims that are first made prior to the end of that period. Funding indemnity claims or other contingent liabilities could delay and reduce distributions to stockholders.
The Company will also continue to incur liabilities and expenses from operations prior to closing the Asset Sale and prior to the dissolution of the Company. The Company’s estimates regarding its expense levels may be inaccurate. Any unexpected claims, liabilities or expenses that arise between the date of this proxy statement and the consummation of the Company’s proposed liquidation and final dissolution, or any claims, liabilities or expenses that exceed the Company’s estimates, will delay the timing of and reduce the amount of cash available for distribution to stockholders.
In some circumstances, the Company’s stockholders could be held liable for amounts they received from the Company in connection with the dissolution.
If the Company fails to create an adequate reserve to pay its expenses and liabilities, or if the Company transfers its assets to a liquidating trust and the reserve and the assets held by the liquidating trust are less than the amount ultimately required to pay expenses and liabilities, each stockholder or holder of a beneficial interest in the liquidating trust could be held liable to creditors for the holder’s pro rata portion of any excess amounts owed to the creditor, albeit limited to the amounts previously received by the stockholder in distributions from the Company or the liquidating trust, as applicable. Accordingly, a stockholder could be required to return all liquidating distributions received from the Company or the liquidating trust. If a stockholder has paid taxes on distributions previously received, a repayment of all or a portion of the amount of a distribution could result in a stockholder incurring a net tax cost if the stockholder’s repayment does not cause a commensurate reduction in taxes payable.
If the Company fails to adequately provide for its expenses and liabilities or if the amount ultimately required to be paid in respect of the liabilities exceeds the amount available from the contingency reserve and the assets of the liquidating trust, the Company’s creditors could seek an injunction to prevent the Company or liquidating trust, as applicable, from paying distributions under the Plan of Liquidation on the grounds that the amounts to be distributed are needed to provide for the payment of expenses and liabilities. Any such action could delay or substantially diminish the cash distributions that the Company pays to its stockholders or holders of beneficial interests of any liquidating trust.
The Company will continue to incur the expenses of complying with public company reporting requirements.
Following the Asset Sale and through the Company’s subsequent liquidation and dissolution, the Company will be required to continue to comply with the applicable reporting requirements of the Exchange Act. The Company will continue to incur costs to comply with these reporting requirements, which will reduce the amount of cash available for distribution to stockholders.
The board of directors may abandon or delay implementation of the Plan of Liquidation even if it is approved by the Company’s stockholders.
The board of directors has adopted and approved the Plan of Liquidation, but may terminate the Plan of Liquidation for any reason until the time that the articles of dissolution have been filed with, and accepted for record by, the State Department of Assessments and Taxation of Maryland. The board of directors may modify or amend the Plan of Liquidation without further action by the stockholders to the extent permitted under then current law. The Plan of Liquidation will only become effective if the Asset Sale is completed, following which the Company’s assets will consist primarily of cash. Although the board of directors has no present intention to pursue any alternative to the Plan of Liquidation, the members of the board of directors may conclude that abandoning the Plan of Liquidation is otherwise in the best interests of the Company and its stockholders. If the board of directors elects to pursue any alternative to the Plan of Liquidation, stockholders may not receive any of the distributions of net proceeds from the Asset Sale currently estimated to be available for distribution to stockholders.
An adverse judgment in a lawsuit challenging the Asset Sale or the Plan of Liquidation may prevent the Asset Sale from closing or from closing within the expected timeframe, if at all.
There may be lawsuits filed challenging the Asset Sale or the Plan of Liquidation, which could, among other things, result in the Company incurring costs associated with defending these claims or any other liabilities that may be incurred in connection with these claims. Further, an injunction could be issued, prohibiting the Company from completing the Asset Sale in the expected time frame, may prevent it from being completed altogether and may prevent the Company from paying liquidating distributions.
Pursuing the Plan of Liquidation may cause the Company to fail to qualify as a REIT, which would dramatically lower the amount of liquidating distributions.
For so long as the Company qualifies as a REIT and distributes all of its taxable income, the Company generally is not subject to federal income tax. Although the board of directors does not presently intend to terminate the Company’s REIT status prior to the final distribution of its assets and dissolution, the board of directors may take actions pursuant to the Plan of Liquidation that would result in a loss of REIT status. Upon the final distribution of the Company’s assets and dissolution, the Company’s existence and REIT status will terminate. However, there is a risk that the Company’s actions in pursuit of the Plan of Liquidation may cause the Company to fail to meet one or more of the requirements that must be met in order to qualify as a REIT prior to completion of the Plan of Liquidation. For example, to qualify as a REIT, at least 75% of the Company’s gross income must come from real estate sources and 95% of the Company’s gross income must come from real estate sources and certain other sources that are itemized in the REIT tax laws, mainly interest and dividends. The Company may encounter difficulties satisfying these requirements as part of the liquidation process. In addition, in connection with that process, the Company may recognize ordinary income in excess of the cash received. The REIT rules require the Company to pay out a large portion of its ordinary income in the form of a dividend to its stockholders. However, to the extent that the Company recognizes ordinary income without any cash available for distribution, and if the Company were unable to borrow to fund the required dividend or find another way to meet the REIT distribution requirements, the Company may cease to qualify as a REIT. While the Company expects to comply with the requirements necessary to qualify as a REIT in any taxable year, if it is unable to do so, the Company will, among other things (unless entitled to relief under certain statutory provisions):

•	not be allowed a deduction for dividends paid to stockholders in computing the Company’s taxable income

•	be subject to federal income tax, including any applicable alternative minimum tax, on the Company’s taxable income at regular corporate rates;

•	be subject to increased state and local taxes; and

•	be disqualified from treatment as a REIT for the taxable year in which the Company loses its qualification and for the four following taxable years.
As a result of these consequences, the Company’s failure to qualify as a REIT could substantially reduce the funds available for distribution to the Company’s stockholders.
Pursuing the Plan of Liquidation may increase the risk that the Company will be liable for U.S. federal income and excise taxes, which would reduce the amount of liquidating distributions.
The Company generally is not subject to U.S. federal income tax to the extent that the Company distributes to stockholders during each taxable year (or, under certain circumstances, during the subsequent taxable year) dividends equal to the Company’s taxable income for the year (determined without regard to the deduction for dividends paid and by excluding any net capital gain). However, the Company is subject to U.S. federal income tax to the extent that its taxable income exceeds the amount of dividends paid to stockholders for the taxable year. In addition, the Company is subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by the Company with respect to any calendar year are less than the sum of 85% of its ordinary income for that year, plus 95% of the Company’s capital gain net income for that year, plus 100% of the Company’s undistributed taxable income from prior years. While the Company intends to make distributions to its stockholders sufficient to avoid the imposition of any U.S federal income tax on the Company’s taxable income and the imposition of the excise tax, differences in timing between the Company’s actual cash flow and the recognition of its taxable income, could cause the Company to have to either borrow funds on a short-term basis to meet the REIT distribution requirements, find another alternative for meeting the REIT distribution requirements, or pay U.S. federal income and excise taxes. In addition (and as discussed in more detail below), net income from the sale of properties that are “dealer” properties (a “prohibited transaction” under the Code would be subject to a 100% excise tax. The cost of borrowing or the payment of U.S. federal income and/or excise taxes would reduce the funds available for distribution to stockholders.

The sale of the Company’s assets may cause it to be subject to a 100% excise tax on the net income from “prohibited transactions,” which would reduce the amount of its liquidating distributions.
REITs are subject to a 100% excise tax on any net income from “prohibited transactions,” which include sales or other dispositions of property held for sale to customers in the ordinary course of the REIT’s trade or business which is not a foreclosure property. The determination of whether property is held for sale to customers in the ordinary course of a trade or business is inherently factual in nature and, thus, cannot be predicted with certainty. The Code provides a “safe harbor” which, if all its conditions are met, would protect a REIT’s property sales from being considered prohibited transactions. The conditions include, among other things, that the property be held by a REIT for at least two years for the production of rental income and that the REIT does not have more than seven property sales in any taxable year (there are alternative conditions to this seven sales condition, but those alternatives could not be met in the context of a complete liquidation). The Company does not expect that all of its properties will have been held for two years for the production of rental income at the time the Asset Sale closes. Accordingly, the Company does not expect to satisfy the safe harbor with respect to all of its properties and will have to rely on an examination of the facts and circumstances to support its position that its properties are held for investment and not for sale to customers in the ordinary course of its trade or business. If the Company were subject to this excise tax, it would reduce the funds available for distribution to stockholders.
Distributing interests in a liquidating trust may cause the Company’s stockholders to recognize gain prior to the receipt of cash.
The REIT provisions of the Code generally require that each year the Company distribute as a dividend to its stockholders 90% of its REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain). Liquidating distributions the Company makes pursuant to the Plan of Liquidation will qualify for the dividends paid deduction, provided that they are made within 24 months of adoption of the Plan of Liquidation. However, conditions may arise that cause the Company not to be able to liquidate within a 24-month period. In such event, rather than retain the Company’s assets and risk losing its status as a REIT, the Company may elect to contribute its remaining assets and liabilities to a liquidating trust in order to meet the 24-month requirement. The Company may also elect to contribute its remaining assets and liabilities to a liquidating trust within the 24-month period to avoid the costs of operating as a public company. Such a contribution would be treated for U.S. federal income tax purposes as a distribution of the Company’s remaining assets to its stockholders, followed by a contribution of the assets to the liquidating trust. As a result, a stockholder would recognize gain to the extent that the stockholder’s share of the cash and the fair market value of any assets received by the liquidating trust was greater than the stockholder’s basis in the stock (reduced by the amount of all prior liquidating distributions made to the stockholder during the liquidation period), notwithstanding that the stockholder would not contemporaneously receive a distribution of cash or any other assets with which to satisfy the resulting tax liability. In addition, it is possible that the fair market value of the assets received by the liquidating trust, as estimated for purposes of determining the extent of the stockholder’s gain at the time interests in the liquidating trust are distributed to the stockholders, will exceed the cash or fair market value of property received by the liquidating trust on a sale of the assets. In this case, the stockholder would recognize a loss in a taxable year subsequent to the taxable year in which the gain was recognized, which loss may be limited under the Code. Pursuant to Internal Revenue Service guidelines, the liquidating trust generally could have up to three years to complete the sale of the Company’s assets and distribute the net proceeds to its stockholders. Any transfer also may have adverse tax consequences for tax-exempt and non-U.S. stockholders, including with respect to the on-going activity of the liquidating trust.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
Unregistered Sales of Equity Securities
We did not sell any equity securities that were not registered under the Securities Act during the three months ended June 30, 2017.
Use of Proceeds of Registered Securities
On August 20, 2014, we commenced our IPO on a "reasonable best efforts" basis of up to a maximum of $3.1 billion of common stock, consisting of up to 125.0 million shares, pursuant to the registration statement initially filed on May 28, 2014 with the SEC under the Securities Act of 1933, as amended (File No. 333-196302). The registration statement, which was declared effective by the SEC on August 20, 2014, also covered 26.3 million shares of common stock pursuant to the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. On January 25, 2016, we registered an additional 0.7 million shares to be issued pursuant to the DRIP pursuant to a new registration statement (File No. 333-209117). On August 20, 2016, the IPO lapsed in accordance with its terms.
As of June 30, 2017, we have issued approximately 7.0 million shares of our common stock, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds from the IPO and the DRIP, net of share repurchases, of $171.1 million.

The following table reflects the number of shares repurchased cumulatively through June 30, 2017:

	Number of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2016	1,021	$24.97
Six months ended June 30, 2017 (1)	82,494	22.79
Cumulative repurchases as of June 30, 2017	83,515	$22.82
_______________

(1)
Includes 83,604 shares repurchased in the three months ended March 31, 2017 for approximately $1.9 million at a weighted average price per share of $22.77, net of repurchase requests with respect to 1,110 shares that were canceled during the three months ended June 30, 2017. Excludes rejected repurchases with respect to 2016 of 181,389 shares for $4.0 million at a weighted average price per share of $22.29, which were unfulfilled as of June 30, 2017. On June 16, 2017, in furtherance of the Asset Sale, the Company’s board of directors determined to suspend the SRP indefinitely and, as authorized by the terms of the SRP, to reject any repurchase requests that the Company has received or will receive during calendar year 2017. The suspension of the SRP became effective as of July 19, 2017 and no shares have been, or will be, repurchased in connection with requests made during 2017.

Additionally, we incurred offering costs associated with the issuance of our common stock. We were responsible for offering and related costs from the IPO, excluding selling commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs, excluding selling commissions and dealer manager fees, in excess of the 2.0% limitation as of the end of the IPO are the Advisor's responsibility. As of the end of the IPO, which lapsed in accordance with its terms in August 2016, offering and related costs, excluding commissions and dealer manager fees, exceeded 2.0% of gross proceeds received from the IPO by $3.8 million. The obligation of the Advisor and its affiliates to pay this amounts, will be satisfied through the payment, tender, waiver or assumption of certain fees, expenses and obligations, as applicable, pursuant to the Letter Agreement.
For additional discussion on offering and related costs from the IPO and the Letter Agreement see the section titled AR Global Arrangements in Note 8 - Related Party Transactions and Arrangements to the Company's consolidated financial statements.
The following table reflects the offering costs associated with the issuance of common stock:

Period from April 24, 2014 (date of inception) to
(In thousands)	June 30, 2017
Selling commissions and dealer manager fees	$14,368
Other offering costs(1)	7,071
Total offering costs	$21,439
_______________

(1)	Includes $3.8 million of other offering costs that are in excess of the limitation of 2.0% of gross proceeds received from the IPO, as described above.
We have used substantially all of the net proceeds from our IPO to acquire our real estate portfolio, as shown in the table below. The remaining offering proceeds, after the acquisition of our portfolio, along with cash flows from operations have and will be used for purposes of working capital and to pay distributions to our stockholders.

(In thousands)	Proceeds
Net cash proceeds from the IPO (1)	$171,098
Total offering costs	(21,439)
$149,659

Real estate investments, at cost (2)	$129,886
_______________

(1)	Includes shares issued pursuant to the DRIP and net of share repurchases.

(2)	Amount does not include impact of mortgage notes. See Note 5 - Mortgage Notes Payable.

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
Katie P. Kurtz
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Dated: August 11, 2017

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.1 (1)
Purchase Agreement, dated as of June 16, 2017, by and among Healthcare Trust, Inc., Healthcare Trust Operating Partnership, L.P., ARHC TRS Holdco II, LLC, American Realty Capital Healthcare Trust III, Inc., American Realty Capital Healthcare Trust III Operating Partnership, L.P. and ARHC TRS Holdco III, LLC

10.2 (1)	Letter Agreement, dated as of June 16, 2017, by and among American Realty Capital Healthcare Trust III, Inc., American Realty Capital Healthcare III Advisors, LLC and AR Global Investments, LLC
10.3 (1)
First Amendment to Advisory Agreement, dated as of June 16, 2017, by and among American Realty Capital Healthcare Trust III, Inc., American Realty Capital Healthcare Trust III Operating Partnership, L.P. and American Realty Capital Healthcare III Advisors, LLC

10.4 (1)	Amendment to Property Management and Leasing Agreement, dated as of June 16, 2017
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Healthcare Trust III, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________
*     Filed herewith.
(1)     Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on June 19, 2017.