Form 10-Q
period 2017-09-30
American Realty Capital Healthcare Trust III, Inc.
filed 2017-11-13
CIK 1609234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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
As of October 31, 2017, the registrant had 6,956,304 shares of common stock outstanding.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.
AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$10,225	$10,225
Buildings, fixtures and improvements	101,226	101,197
Acquired intangible lease assets	18,450	18,450
Total real estate investments, at cost	129,901	129,872
Less: accumulated depreciation and amortization	(12,326)	(8,137)
Total real estate investments, net	117,575	121,735
Cash	12,970	16,371
Restricted cash	114	37
Straight-line rent receivable	812	662
Prepaid expenses and other assets	937	1,242
Deferred costs, net	14	9
Total assets	$132,422	$140,056
LIABILITIES AND EQUITY
Mortgage note payable, net of deferred financing costs	$4,866	$4,919
Mortgage premium, net	81	113
Market lease intangible liabilities, net	1,590	1,701
Accounts payable and accrued expenses (including $721 and $130 due to related parties as of September 30, 2017 and December 31, 2016, respectively)	3,326	1,904
Deferred rent	453	472
Distributions payable	1	925
Total liabilities	10,317	10,034

Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 6,956,304 and 6,978,303 shares of common stock issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	70	70
Additional paid-in capital	149,693	150,109
Accumulated deficit	(28,119)	(20,621)
Total stockholders' equity	121,644	129,558
Non-controlling interests	461	464
Total equity	122,105	130,022
Total liabilities and equity	$132,422	$140,056

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Rental income	$2,277	$2,272	$6,830	$6,817
Operating expense reimbursements	651	652	1,950	1,903
Resident services and fee income	670	749	2,081	2,156
Total revenues	3,598	3,673	10,861	10,876

Expenses:
Property operating and maintenance	1,374	1,306	4,144	3,847
Operating fees to related party	15	41	42	120
Acquisition and transaction related	568	104	1,727	237
General and administrative	740	363	2,087	1,584
Depreciation and amortization	1,304	1,502	3,939	4,660
Total expenses	4,001	3,316	11,939	10,448
Operating income (loss)	(403)	357	(1,078)	428
Other income (expense):
Interest expense	(46)	(47)	(139)	(142)
Interest and other income	—	—	—	1
Total other expense	(46)	(47)	(139)	(141)
Income (loss) before income taxes	(449)	310	(1,217)	287
Income tax benefit (expense)	58	(74)	32	(147)
Net income (loss)	(391)	236	(1,185)	140
Net loss attributable to non-controlling interests	(5)	(4)	(12)	(13)
Net income (loss) attributable to stockholders	(396)	232	(1,197)	127
Comprehensive income (loss) attributable to stockholders	$(396)	$232	$(1,197)	$127

Basic net income (loss) per share	$(0.06)	$0.03	$(0.17)	$0.02
Basic weighted-average shares outstanding	6,951,111	6,908,297	$6,948,884	$6,857,513

Diluted net income (loss) per share	$(0.06)	$0.02	$(0.17)	$—
Diluted weighted-average shares outstanding	6,951,111	6,914,287	6,948,884	6,862,756

Distributions declared per share	$0.13	$0.39	$0.91	$1.17

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY
For the Nine Months Ended September 30, 2017
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2016	6,978,303	$70	$150,109	$(20,621)	$129,558	$464	$130,022
Common stock issued through distribution reinvestment plan	60,495	1	1,436	—	1,437	—	1,437
Common stock repurchases	(82,494)	(1)	(1,879)	—	(1,880)	—	(1,880)
Share-based compensation	—	—	27	—	27	—	27
Distributions declared	—	—	—	(6,301)	(6,301)	(15)	(6,316)
Net income (loss)	—	—	—	(1,197)	(1,197)	12	(1,185)
Balance, September 30, 2017	6,956,304	$70	$149,693	$(28,119)	$121,644	$461	$122,105

The accompanying notes are an integral part of this unaudited consolidated financial statement.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(1,185)	$140
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,939	4,660
Amortization of deferred financing costs	22	22
Amortization of mortgage premium	(32)	(32)
Amortization of market lease and other intangibles	154	154
Share-based compensation	27	32
Changes in assets and liabilities:
Straight-line rent receivable	(150)	(392)
Prepaid expenses and other assets	318	(186)
Accounts payable and accrued expenses	1,422	116
Deferred rent	(19)	233
Restricted cash	(77)	51
Net cash provided by operating activities	4,419	4,798
Cash flows from investing activities:
Capital expenditures	(62)	(120)
Net cash used in investing activities	(62)	(120)
Cash flows from financing activities:
Payments on mortgage note payable	(75)	(71)
Common stock repurchases	(1,880)	—
Payments of offering costs and fees related to common stock issuances	—	(212)
Distributions paid	(5,788)	(4,810)
Distributions to non-controlling interest holders	(15)	(17)
Net cash used in financing activities	(7,758)	(5,110)
Net change in cash	(3,401)	(432)
Cash, beginning of period	16,371	16,808
Cash, end of period	$12,970	$16,376

Supplemental disclosure of cash flow information:
Cash paid for interest	$150	$152
Cash paid for income taxes	155	129

Non-cash investing and financing activities:
Payable and accrued offering costs	$228	$228
Common stock issued through distribution reinvestment plan	1,437	3,232

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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
The Company purchased its first property and commenced real estate operations in March 2015. As of September 30, 2017, the Company owned 19 properties located in 10 states, comprised of 0.5 million rentable square feet.
On August 20, 2014, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 125.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, for total gross proceeds of up to $3.1 billion, plus up to 26.3 million shares of common stock available pursuant to a distribution reinvestment plan (the "DRIP"). On November 15, 2015, the Company announced the suspension of its IPO, effective December 31, 2015, and in August 2016, the IPO lapsed in accordance with its terms, having raised significantly less capital than expected. As of September 30, 2017, the Company had approximately 7.0 million shares of common stock outstanding, including unvested restricted shares of common stock ("restricted shares") and shares issued pursuant to the DRIP, and had received total proceeds from the IPO and the DRIP, net of share repurchases, of $171.1 million.
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
On June 16, 2017, the Company, the OP and ARHC TRS Holdco III, LLC, a subsidiary of the OP (“HT III Holdco”) entered into a purchase agreement (the “Purchase Agreement”) with Healthcare Trust, Inc. (“HTI”), Healthcare Trust Operating Partnership, L.P. (“HTI OP”) and ARHC TRS Holdco II, LLC (“HTI Holdco”), pursuant to which HTI, the HTI OP and HTI Holdco have agreed to purchase membership interests in the Company’s indirect subsidiaries which collectively own all 19 properties owned by the Company and comprise substantially all of the Company’s assets (together with the other transactions contemplated by the Purchase Agreement, the “Asset Sale”). Also on June 16, 2017, the American Realty Capital Healthcare Trust III, Inc. board of directors (the "Board of Directors") approved a plan of liquidation and dissolution of the Company (the “Plan of Liquidation”), which becomes effective if the Asset Sale closes. In connection with the Purchase Agreement, the Company entered into a letter agreement on the same date (as amended on September 28, 2017, the “Letter Agreement”) governing, if the Asset Sale closes, the fees and expenses that had become or would become payable by or to the Advisor and its affiliates or the Company. See Note 2 — Purchase Agreement and Plan of Liquidation and Note 8 — Related Party Transactions and Arrangements.

Note 2 — Purchase Agreement and Plan of Liquidation
Purchase Agreement
On June 16, 2017, the Company, the OP and HT III Holdco entered into the Purchase Agreement with HTI, HTI OP and HTI Holdco. HTI is sponsored and advised by affiliates of the Advisor. Pursuant to the Purchase Agreement, HTI, HTI OP, and HTI Holdco have agreed to purchase membership interests in the Company’s indirect subsidiaries which collectively own all 19 properties owned by the Company and comprise substantially all of the Company’s assets for a purchase price of $120.0 million (the “Purchase Price”).

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

The Purchase Price is subject to customary prorations and closing adjustments in accordance with the terms of the Purchase Agreement and will be payable on the date the Asset Sale is consummated (the “Closing Date”) less $4.9 million, the principal amount of the loan secured by the Company’s Philip Center property (the “Philip Center Loan”) which will be assumed by HTI, or repaid by the Company, and associated costs. Pursuant to the terms of the Purchase Agreement, HTI has agreed to use commercially reasonable efforts (including paying early termination fees not to exceed $200,000) to assume the Philip Center Loan and to cause the Company to be released from the guaranty associated with the Philip Center Loan. If HTI does not assume the Philip Center Loan on the Closing Date or if the Company is not released from the guaranty associated with the Philip Center Loan, the Philip Center Loan will be repaid in full by the Company on the Closing Date and any early termination fee in excess of $200,000 will be subtracted from the Purchase Price.
HTI will deposit $6.0 million (the “Escrow Amount”) of the Purchase Price payable into an escrow account for the benefit of the Company on the Closing Date, and this amount, less any amounts paid or reserved for pending or unsatisfied indemnification claims of HTI made pursuant to the Purchase Agreement, will be released in installments thereafter over a period of 14 months following the Closing Date.
In connection with its approval of the Purchase Agreement, the Board of Directors also approved the Plan of Liquidation, which is subject to stockholder approval. On October 23, 2017, the Company filed a definitive proxy statement related to its 2017 annual meeting of stockholders (the "Annual Meeting") at which stockholder approval of the Asset Sale and the Plan of Liquidation will be sought. The Annual Meeting is scheduled to be held on December 21, 2017. The closing of the Asset Sale is conditioned upon stockholder approval of both the Asset Sale and the Plan of Liquidation. Thus, if stockholders do not approve the Plan of Liquidation, the Asset Sale will not be completed even if stockholders approve the Asset Sale. Likewise, the effectiveness of the Plan of Liquidation is conditioned upon stockholder approval of the Plan of Liquidation and the closing of the Asset Sale. If the Asset Sale is not approved and does not close, the Plan of Liquidation will not become effective regardless of whether or not it has been approved. The Company expects that effectiveness of the Plan of Liquidation will cause the Company’s basis of accounting to change from the going-concern basis to the liquidation basis of accounting, which requires the Company’s assets to be measured at the estimated amounts of consideration the entity expects to collect in settling and disposing of its assets and liabilities are to be measured at the estimated amounts at which the liabilities are expected to be settled.
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
The Purchase Agreement contains a number of customary representations and warranties for transactions of this type made by HTI, HTI OP and HTI Holdco (the "Purchaser Parties"), on the one hand, and the Company, the OP and HT III Holdco (the "Seller Parties"), on the other hand. The representations and warranties were made by the parties as of the date of the Purchase Agreement and generally survive (along with related indemnification obligations described below) for a period of 14 months following the Closing Date. Certain of these representations and warranties are subject to specified exceptions and qualifications contained in the Purchase Agreement and are qualified by the disclosure letters delivered in connection therewith.
The Seller Parties have agreed to pay in full or cause to be cancelled or discharged all liens and encumbrances against the Properties at or prior to the Closing Date. If the Seller Parties fail to pay any liens or encumbrances at or prior to the Closing Date, Purchaser Parties may pay those amounts and credit the amount paid against the Purchase Price.
The Seller Parties and the Purchaser Parties have agreed to jointly and severally indemnify, hold harmless and defend the other parties from losses in connection with certain matters, including, among others: (i) breaches of representations and warranties and failures of covenants by the other parties; (ii) with respect to indemnification by the Seller Parties only, taxes payable by the Company, its subsidiaries or any of their respective affiliates in connection with any taxable period prior to the Closing Date, and any interest and penalties thereon; and (iii) with respect to indemnification by the Seller Parties only, any stockholder litigation brought by the Company’s stockholders directly or derivatively in connection with the transactions contemplated by the Purchase Agreement, subject to certain limitations. A party will not become liable for indemnification with respect to breaches of representations and warranties and failures of covenants unless and until the aggregate amount of indemnifiable claims by the other party exceeds $500,000 and this liability may not exceed 10% of the Purchase Price. Indemnifiable losses for which the Seller Parties are liable are recoverable by the Purchaser Parties first out of the Escrow

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Amount and then, to the extent the indemnifiable losses exceed the Escrow Amount, from the Seller Parties, jointly and severally.
The Purchase Agreement prohibits the Company from initiating, soliciting, knowingly encouraging or facilitating any inquiries or the making of any proposal, offer or other action that constitutes, or may reasonably be expected to lead to, any Acquisition Proposal (as defined in the Purchase Agreement). However, prior to receipt of the stockholder approval of the Asset Sale and the Plan of Liquidation, if the Company receives a bona fide written Acquisition Proposal that did not result from a breach of these exclusivity provisions and which the Special Committee determines in good faith, after consultation with its legal and financial advisors, is or is reasonably expected to lead to a Superior Proposal (as defined in the Purchase Agreement), the Company may furnish, make available or provide access to non-public information with respect to the Company to the person who made the Acquisition Proposal, participate in negotiations regarding the Acquisition Proposal and disclose to the Company’s stockholders any information required to be disclosed under applicable law.
 The Purchase Agreement provides that the Board of Directors may, if it determines in good faith after consultation with its legal advisor (and based on the recommendation of the Special Committee) that the failure of the Board of Directors to take certain actions related to changing its recommendation to the Company’s stockholders with respect to its approval of the Asset Sale or the Plan of Liquidation or entering into an agreement related to an Acquisition Proposal (any such action, a “Change in Recommendation”) would be reasonably likely to be inconsistent with the standard of conduct applicable to the Company’s directors under applicable law, subject to certain conditions, (i) make a Change in Recommendation upon receipt by the Company of an Acquisition Proposal that constitutes a Superior Proposal or (ii) otherwise, under certain circumstances, make a Change in Recommendation in response to certain material events, circumstances, changes or developments that were not known to the Board of Directors prior to signing the Purchase Agreement.
  The Purchase Agreement provides for certain termination rights of the Company and HTI, including HTI’s right to terminate the Purchase Agreement upon the occurrence of a Change in Recommendation or a material violation by the Company of its exclusivity obligations under the Purchase Agreement, in which event the Company will be required to pay HTI a termination fee of $3.6 million. In addition, the Company has agreed to reimburse HTI for up to $850,000 for certain transaction-related expenses (excluding HTI’s advisor expenses) if the Purchase Agreement is terminated by either party due to the Company’s failure to obtain stockholder approval of the Asset Sale and the Plan of Liquidation. If the Company terminates the Purchase Agreement due to HTI’s failure to pay the Purchase Price at closing, HTI is required to reimburse the Company for up to $750,000 in actual third party expenses incurred in connection with the Asset Sale (without excluding Advisor expenses). Similarly, if the Company has not fulfilled certain necessary conditions to close the Asset Sale, other than obtaining stockholder approval of the Asset Sale and the Plan of Liquidation at the Annual Meeting, the Company is required to reimburse HTI for up to $750,000 in actual third party expenses incurred in connection with the Asset Sale (excluding HTI’s advisor’s expenses).
The Plan of Liquidation
Pursuant to the Plan of Liquidation, the Company will be required to pay or provide for its liabilities and expenses, distribute the remaining proceeds of the liquidation of the Company’s assets to its stockholders, wind up the Company’s operations, and dissolve. The Company’s common stock is registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). While implementing the Plan of Liquidation, the Company will remain subject to the reporting requirements under the Exchange Act. The Company may seek relief from the Securities and Exchange Commission (the "SEC") from these reporting requirements after the Company files its articles of dissolution, but there can be no assurance that this relief will be granted.
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
September 30, 2017
(Unaudited)

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
Note 3 — Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2016, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 9, 2017. There have been no significant changes to the Company's significant accounting policies during the nine months ended September 30, 2017 other than the updates described below.
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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an update (“ASU 2014-09”) establishing Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Under ASC 606, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. A reporting entity may apply the amendments in ASC 606 using either a modified retrospective approach, by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or a full retrospective approach. The Company will adopt this guidance effective January 1, 2018 and currently expects to utilize the modified retrospective approach upon adoption and does not expect that this will result in a significant cumulative-effect adjustment to equity. If stockholder approval of the Asset Sale and the Plan of Liquidation is obtained, the Company anticipates that the provisions of this guidance will no longer apply.
The Company has progressed in its project plan in evaluating its various revenue streams in order to identify any differences in the timing, measurement or presentation of revenue recognition under ASC 606 and ASC Topic 842, Leases (“ASC 842”). Based on the Company’s evaluation of its various revenue streams, the Company believes that certain elements of resident services and fee income in its seniors housing - operating properties segment as well as gains on the sale of real estate could be impacted by the adoption of ASC 606.
Resident services and fee income that may be affected by ASC 606 is generated through services the Company provides to residents of its seniors housing communities that are in addition to the residents’ contractual rights to occupy living and common-area space at the communities, such as care, meals, transportation, and activities. ASC 606 requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. While these revenue streams may be subject to the application of ASC 606,

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

the Company believes that the timing of revenue recognition will be consistent with the current accounting model because the revenues associated with these services are generally recognized on a monthly basis.
As it relates to gains on the sale of real estate, the Company expects that this standard could have an impact on the timing of gains on certain sales of real estate as a result of more transactions generally qualifying as sales of real estate and revenue being recognized at an earlier date than under current accounting guidance. Specifically, the Company expects that this would impact partial sales of real estate in situations where the Company no longer retains a controlling financial interest. If the Company were to enter into partial sales of real estate, the Company would derecognize the real estate asset consistent with the principles outlined in ASC 606 and any retained non-controlling ownership interest would be measured at fair value consistent with the guidance on noncash consideration in ASC 606.
Lastly, upon adoption of ASC 606, the Company believes that it will likely have to separately disclose the components of its total revenue between lease revenue accounted for under existing lease guidance and service revenue accounted for under ASC 606. The Company is continuing to evaluate any differences in the timing, measurement, or presentation of revenue recognition and the impact on the Company's consolidated financial statements and internal accounting processes resulting from ASC 606 as well as ASC Topic 842, as discussed below.
In February 2016, the FASB issued an update ASU 2016-02 establishing ASC Topic 842, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASC 842 supersedes previous leasing standards and is effective for reporting periods beginning after December 15, 2018. Early adoption is permitted. ASC 842 will impact the lease accounting model for both lessees and lessors. The Company will adopt this guidance effective January 1, 2019. If stockholder approval of the Asset Sale and the Plan of Liquidation is obtained, the Company anticipates that the provisions of this guidance will no longer apply.
The Company is a lessee for two of its properties for which it has ground leases as of September 30, 2017. For these leases, the Company will be required to record a right-of-use asset and lease liability equal to the present value of the remaining lease payments upon adoption of this update. The new standard requires lessees to apply a dual lease classification approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today.
From a lessor perspective the Company expects that the new standard will impact the presentation of lease and non-lease components of revenue such as rent, and operating expense reimbursements including common area maintenance, taxes, and insurance from leases for which the Company is a lessor. The Company does not expect this guidance to impact its existing lessor revenue recognition pattern. The Company anticipates that it will elect the following practical expedients, which must be elected as a package and applied consistently by an entity to all of its leases, which allow the Company to not have to reassess the following upon adoption: (i) whether any expired or existing contract contains a lease, (ii) lease classification related to expired or existing leases, or (iii) whether costs incurred on existing leases qualify as initial direct costs. The Company is continuing to evaluate any differences in the timing, measurement, or presentation of lessor revenues as well as the impact of the new lessee accounting model on the Company’s consolidated financial position, results of operations and disclosures.
In January 2016, the FASB issued an update that amends the recognition and measurement of financial instruments. The new guidance revises an entity's accounting related to equity investments and the presentation of certain fair value changes for financial liabilities measured at fair value. Among other things, it also amends the presentation and disclosure requirements associated with the fair value of financial instruments. The Company will adopt this guidance effective January 1, 2018. The Company expects that there will be no impact to the Company's consolidated financial position, results of operations and cash flows.
In March 2016, the FASB issued guidance which requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation. The Company will adopt this guidance effective January 1, 2018. The Company expects that there will be no impact to the Company's consolidated financial position, results of operations and cash flows.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

In August 2016, the FASB issued guidance on how certain transactions should be classified and presented in the statement of cash flows as either operating, investing or financing activities. Among other things, the update provides specific guidance on where to classify debt prepayment and extinguishment costs, payments for contingent consideration made after a business combination and distributions received from equity method investments. The Company will adopt this guidance effective January 1, 2018. The Company expects that there will be no impact to the Company's consolidated financial position, results of operations and cash flows.
In November 2016, the FASB issued guidance on the classification of restricted cash in the statement of cash flows. The amendment requires restricted cash to be included in the beginning-of-period and end-of-period total cash amounts. Therefore, transfers between cash and restricted cash will no longer be shown on the statement of cash flows. The Company will adopt this guidance effective January 1, 2018, using a retrospective transition method. As a result, the Company will restate its statements of cash flows for all periods presented to include restricted cash in the beginning and ending cash balances and remove all transfers between cash and restricted cash from operating, investing and financing activities.
In February 2017, the FASB issued guidance on the derecognition of nonfinancial assets. The guidance clarifies the definition of in substance non-financial assets, unifies guidance related to partial sales of non-financial assets, eliminates rules specifically addressing the sales of real estate, removes the exception to the financial asset derecognition model and clarifies the accounting for contributions of non-financial assets to joint ventures. The Company will adopt this guidance effective January 1, 2018. The Company expects that any future sales of real estate in which the Company retains a non-controlling interest in the property would result in the full gain amount being recognized at the time of the partial sale. Historically, the Company has not retained any interest in properties it has sold. If stockholder approval of the Asset Sale and the Plan of Liquidation is obtained, the Company anticipates that the provisions of this guidance will no longer apply.
In May 2017, the FASB issued guidance that clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The update states that modification accounting should be used unless the fair value of the award, the vesting terms of the award and the classification of the award as either equity or liability, all do not change as a result of the modification. The Company will adopt this guidance effective January 1, 2018. The Company expects that any future modifications to its issued share-based awards will be accounted for using modification accounting, unless the modification meets all of the exception criteria noted above. As a result, the modification would be treated as an exchange of the original award for a new award, with any incremental fair value being treated as additional compensation cost.
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Note 4 — Real Estate Investments
The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter as of September 30, 2017. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Rent Payments
October 1, 2017 — December 31, 2017	$2,251
2018	8,801
2019	8,349
2020	7,860
2021	6,431
Thereafter	18,846
Total	$52,538
As of September 30, 2017 and 2016, the Company had no tenants (including, for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis for all properties.
The following table lists the states where the Company has a concentration of properties where annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis as of September 30, 2017 and 2016:

	September 30,
State	2017	2016
Illinois	41.7%	42.2%
Georgia	11.9%	11.9%
Intangible Assets and Liabilities
Acquired intangible assets and liabilities consisted of the following as of the periods presented:

	September 30, 2017			December 31, 2016
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$16,023	$5,848	$10,175	$16,023	$4,058	$11,965
Intangible market lease assets	2,427	699	1,728	2,427	434	1,993
Total acquired intangible assets	$18,450	$6,547	$11,903	$18,450	$4,492	$13,958
Intangible liabilities:
Above-market ground lease liabilities	$180	$34	$146	$180	$22	$158
Intangible market lease liabilities	1,721	277	1,444	1,722	179	1,543
Total acquired intangible liabilities	$1,901	$311	$1,590	$1,902	$201	$1,701

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place lease assets, amortization and accretion of above- and below-market lease assets and liabilities, net and the accretion of above-market ground leases, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Amortization of in-place leases(1)	$587	$788	$1,790	$2,525
Amortization (accretion) of above- and below-market leases, net(2)	$55	$55	$166	$166
Accretion of above-market ground leases(3)	$(4)	$(4)	$(12)	$(12)
_______________

(1)	Reflected within depreciation and amortization expense

(2)	Reflected within rental income

(3)	Reflected within property operating and maintenance expense
The following table provides the projected amortization expense and adjustments to revenues for the next five years:

(In thousands)	October 1, 2017 — December 31, 2017	2018	2019	2020	2021
In-place lease assets	$572	$2,197	$2,022	$1,794	$1,285
Total to be added to amortization expense	$572	$2,197	$2,022	$1,794	$1,285

Above-market lease assets	$86	$318	$309	$301	$224
Below-market lease liabilities	(33)	(132)	(131)	(127)	(120)
Total to be deducted from rental income	$53	$186	$178	$174	$104

Above-market ground lease liabilities	$(4)	$(16)	$(16)	$(16)	$(16)
Total to be deducted from property operating and maintenance expense	$(4)	$(16)	$(16)	$(16)	$(16)
Non-Recurring Fair Value Measurement Assessment
As a result of the Board of Directors' approval of the Asset Sale and Plan of Liquidation, the Company reconsidered its intended holding period for all of its operating properties and evaluated the impact on its ability to recover the carrying value of such properties based on the expected cash flows over its intended holding period. The Company's estimated future cash flows expected to be generated are based on management’s experience in its real estate market and the effects of current market conditions. The assumptions are subject to economic and market uncertainties including, among others, market capitalization rates, discount rates, demand for space, competition for tenants, changes in market rental rates, and costs to operate the property. Additionally, the Company made assumptions as to the costs associated with the consummation of the Asset Sale. Such costs would have an impact on the estimated future cash flows expected to be received for the properties. As the estimates used by management are difficult to predict and are subject to alteration through future events, the cash flows estimated by management in its impairment analysis may not be achieved, and actual losses or impairment may be realized in the future.
Based on the terms of the Purchase Agreement, the Company performed its analysis at the portfolio level and grouped all 19 properties together. The aggregate carrying value of the portfolio did not exceed the aggregate estimated fair value less costs to sell.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Note 5 — Mortgage Note Payable
The following table reflects the Company's mortgage note payable as of September 30, 2017 and December 31, 2016:

		Outstanding Loan Amount as of		Effective Interest Rate
Portfolio	Encumbered Properties	September 30, 2017	December 31, 2016		Interest Rate	Maturity
		(In thousands)	(In thousands)
Philip Professional Center — Lawrenceville, GA	2	$4,922	$4,997	4.0%	Fixed	Oct. 2019
Deferred financing costs, net of accumulated amortization		(56)	(78)
Mortgage note payable, net of deferred financing costs		$4,866	$4,919
As of September 30, 2017, the Company had pledged $9.0 million of total real estate investments, net as collateral for the mortgage note payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage note payable on the property. The Company makes payments of principal and interest on its mortgage note payable on a monthly basis.
The following table summarizes the scheduled aggregate principal payments on the Company's mortgage note payable for the five years subsequent to September 30, 2017 and thereafter:

(In thousands)	Future Principal Payments
October 1, 2017 — December 31, 2017	$25
2018	104
2019	4,793
2020	—
2021	—
Thereafter	—
Total	$4,922
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
September 30, 2017
(Unaudited)

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

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	September 30, 2017	September 30, 2017	December 31, 2016	December 31, 2016
Mortgage note payable and mortgage premium, net	3	$5,003	$5,002	$5,110	$5,085
The fair value of the mortgage note payable is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements.
Note 7 — Common Stock
The Company had approximately 7.0 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, net of shares repurchased under the share repurchase program (as amended, the “SRP”), as of September 30, 2017 and December 31, 2016. The Company had received total proceeds from the IPO and the DRIP, net of share repurchases, of $171.1 million and $171.5 million as of September 30, 2017 and December 31, 2016, respectively.
The Company had paid distributions on a monthly basis to stockholders of record at a rate equivalent to $1.56 per annum, per share of common stock, beginning on March 15, 2015. Distributions were payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. On July 18, 2017, in light of the pending Asset Sale and Plan of Liquidation, the Board of Directors determined that the Company will cease declaring and paying regular distributions to its stockholders following the distributions to stockholders of record with respect to each day during the month of July 2017.
Distribution payments are dependent on the availability of funds. The Board of Directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased under the DRIP. The shares purchased pursuant to the DRIP have the same rights and are treated in the same manner as the shares issued pursuant to the IPO. The Board of Directors may designate that certain cash or other distributions be excluded from reinvestment pursuant to the DRIP. On June 29, 2016, the Board of Directors amended the DRIP to provide that any amendment, suspension or termination of the DRIP will become effective immediately upon (i) the Company’s public announcement of such amendment, suspension or termination and (ii) the Company’s mailing of a notice regarding the amendment, suspension or termination to each DRIP participant. Shares issued under the DRIP are recorded to equity in the accompanying consolidated balance sheets in the period distributions are declared.
The Company announced on April 28, 2017 that it had determined to temporarily suspend its DRIP, in contemplation of the Asset Sale. Furthermore, on June 16, 2017, the Company’s Board of Directors determined it most appropriate to suspend the DRIP indefinitely. The suspension became effective on June 19, 2017. As a result, no re-investment pursuant to the DRIP occurred subsequent to the distributions to stockholders of record with respect to each day during the month of March 2017.
During the three months ended March 31, 2017, the per share purchase price of shares issued pursuant to the DRIP was $23.75 per share which was equal to 95% of the offering price in the IPO, and the Company issued approximately 60,000 shares of common stock pursuant to the DRIP during that period, generating aggregate proceeds of $1.4 million.
On July 18, 2017, the independent directors of the Board of Directors, who comprise a majority of the Board of Directors unanimously approved an Estimated Per-Share NAV as of July 18, 2017 of $17.64. Beginning on July 19, 2017, the date the Estimated-Per Share NAV was first published (the “NAV Pricing Date”), the per share price for shares pursuant to the DRIP, if any, will be issued at the Estimated-Per Share NAV.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Share Repurchase Program
The Board of Directors has adopted a SRP that enables stockholders to sell their shares to the Company in limited circumstances. On June 16, 2017, in furtherance of the Asset Sale, the Board of Directors determined to suspend the Company’s SRP indefinitely and, as authorized by the terms of the SRP, to reject any repurchase requests that the Company has received or will receive during calendar year 2017. The suspension of the SRP became effective as of July 19, 2017. Prior to this suspension, the SRP permitted investors to sell their shares back to the Company after they have held them for at least one year, subject to significant conditions and limitations described below.
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
On September 21, 2016, the Board of Directors further amended the Company’s SRP (the "Special 2016 SRP Amendment") to provide, solely for calendar year 2016, for one twelve-month repurchase period ending December 31, 2016. The annual limit on repurchases under the SRP remained unchanged and continued to be limited to a maximum of 5.0% of the Prior Year Outstanding Shares and was subject to the terms and limitations set forth in the SRP. Following calendar year 2016, the repurchase periods returned to two semi-annual periods and applicable limitations set forth in the SRP. The Special 2016 SRP Amendment became effective on September 22, 2016 and only applied to repurchase periods in calendar year 2016.
The SRP will immediately terminate if the Company's shares are listed on any national securities exchange. In addition, the Board of Directors may amend, suspend (in whole or in part) or terminate the SRP at any time, with effect the day following announcement of the amendment, suspension or termination upon 30 days’ prior written notice to the Company's stockholders.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

If a stockholder requests a repurchase and the repurchase is approved by the Board of Directors, the Company will reclassify such obligation from equity to a liability based on the value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. The following table reflects the number of shares repurchased cumulatively through September 30, 2017:

	Number of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2016	1,021	$24.97
Nine months ended September 30, 2017 (1)	82,494	22.79
Cumulative repurchases as of September 30, 2017	83,515	$22.82
_______________

(1)
Represents repurchases related to repurchase requests received during 2016, including 82,494 shares repurchased during the nine months ended September 30, 2017 for approximately $1.9 million at a weighted average price per share of $22.79, net of 1,110 share repurchase requests that were canceled. Excludes rejected repurchase requests received during 2016 with respect to 181,389 shares for $4.0 million at a weighted average price per share of $22.29, which were unfulfilled. On June 16, 2017, in furtherance of the Asset Sale, the Board of Directors determined to suspend the SRP indefinitely and, as authorized by the terms of the SRP, to reject any repurchase requests that the Company has received or will receive during calendar year 2017. The suspension of the SRP became effective as of July 19, 2017 and no shares have been, or will be, repurchased in connection with requests made during 2017.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Note 8 — Related Party Transactions and Arrangements
As of September 30, 2017 and December 31, 2016, American Realty Capital Healthcare III Special Limited Partnership, LLC (the "Special Limited Partner"), an entity controlled by the Sponsor, owned 8,888 shares of the Company's outstanding common stock. As of September 30, 2017 and December 31, 2016, the Advisor held 90 units of limited partner interests in the OP ("OP Units").
The Former Dealer Manager served as the dealer manager of the IPO. SK Research, LLC ("SK Research") and American National Stock Transfer, LLC ("ANST"), both subsidiaries of the parent company of the Former Dealer Manager, provided other general professional services through December 2015 and January 2016, respectively. RCS Capital Corporation ("RCAP"), the parent company of the Former Dealer Manager and certain of its affiliates that provided the Company with services, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global, the parent of the Sponsor. In May 2016, RCAP and its affiliated debtors emerged from bankruptcy under the new name Aretec Group, Inc. On March 8, 2017, the creditor trust established in connection with the RCAP bankruptcy filed suit against AR Global, the Advisor, advisors of other entities sponsored by AR Global, and AR Global’s principals (including Mr. Weil, the executive chairman of the Board of Directors). The suit alleges, among other things, certain breaches of duties to RCAP. The Company is not named in the suit, nor are there allegations related to the services the Advisor provides to the Company. On May 26, 2017, the defendants moved to dismiss. The Advisor has informed the Company that it believes the suit is without merit and intends to defend against it vigorously.
Purchase Agreement
On June 16, 2017, the Company, the OP and HT III Holdco entered into the Purchase Agreement with HTI, HTI OP and HTI Holdco. HTI is sponsored and advised by affiliates of the Advisor. Pursuant to the Purchase Agreement, the Purchaser Parties have agreed to purchase membership interests in the Company’s indirect subsidiaries which collectively own all 19 properties owned by the Company and comprise substantially all of the Company’s assets for the Purchase Price, subject to reductions for debt assumed or repaid and customary prorations and closing adjustments. See Note 2 — Purchase Agreement and Plan of Liquidation.
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

•
Pursuant to the Property Management Agreement, the Company was responsible for paying the Property Manager an oversight fee of 1.0% of gross revenues ("Oversight Fees") for the Property Manager’s supervision of third parties managing certain of the Properties, which the Company had previously overpaid to the Property Manager in an amount equal to approximately $141 thousand (the “Excess Oversight Amount”).

The parties have agreed, as partial satisfaction of the Excess Amount, that the Advisor and Property Manager, as applicable, will:

•
surrender 83,018 limited partnership units of the OP designated as "Class B Units" (the "Class B Units") previously issued to the Advisor and the additional 12,624 Class B Units issued in November 2017 with respect to the quarter ended September 30, 2017 in accordance with the terms of the Advisory Agreement and the LPA, with the value of the Class B Units so surrendered calculated in accordance with the Letter Agreement, at the fair market value thereof as reasonably determined by the Board of Directors as of the Closing Date, which per-unit amount will be based on the per-share value as implied from the Purchase Agreement;

•
waive amounts that would have been payable by the Company with respect to certain transition services provided by the Advisor beginning as of January 1, 2018 and through the later of (1) dissolution of the Company and (2) 30 days following the expiration of the 14 month survival period of the representation and warranties under the Purchase Agreement, valued at $0.24 million in the aggregate;

•
waive amounts with respect to certain administrative expense reimbursements that would be payable to the Advisor by the Company for expenses incurred during the nine months ending December 31, 2017, valued at $0.10 million per month and $0.87 million in the aggregate;

•	waive amounts that would have been payable to the Property Manager by the Company as Oversight Fees in accordance with the terms of the Property Management Agreement;

•
waive amounts that would have been payable to the Advisor by the Company in accordance with the terms of the Advisory Agreement and the LPA (as amended by the contemplated amendments to the Advisory Agreement and the LPA (the "Contemplated Amendments”), which have not yet been executed and will not become effective if the Asset Sale does not close), with respect to cash asset management and oversight fees for the period commencing October 1, 2017 and ending on the Closing Date; and

•	waive fees valued at approximately $24,000 potentially payable by the Company to one of the subsidiaries of RCAP in addition to the Disputed Amount.
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Contemplated Amendments to Advisory Agreement and LPA
Pursuant to the Letter Agreement, prior to the Closing Date, the Company and the Advisor agreed to enter into the Contemplated Amendments, an amendment to the Advisory Agreement and an amendment to the LPA, effective as of October 1, 2017, to facilitate the establishment of a value for Class B Units consistent with the applicable provisions of the Letter Agreement and certain of the other payments contemplated by the Letter Agreement.
The Contemplated Amendments have not yet been executed. Notwithstanding the date the Contemplated Amendments are executed, they will be effective as of October 1, 2017 and only if the Asset Sale and the Plan of Liquidation are approved and the Asset Sale closes. They will be of no force or effect in the event the Purchase Agreement is terminated prior to the Closing Date.
Fees Incurred in Connection with the IPO
The Advisor, Sponsor and Former Dealer Manager and their affiliates received compensation and reimbursement for services relating to the IPO. All offering costs incurred by the Company and the Advisor, Sponsor and Former Dealer Manager and their affiliates on behalf of the Company are charged to additional paid-in capital on the accompanying consolidated balance sheets. No offering costs were incurred during the three and nine months ended September 30, 2017 or 2016. As of September 30, 2017 and December 31, 2016, the Company had $0.2 million payable to the Former Dealer Manager and its affiliates for services relating to the IPO.
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

When and if approved by the Board of Directors, the Class B Units are issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. The number of Class B Units issued in any quarter is an amount equal to: (i) the excess of (A) the product of (y) 0.1875% multiplied by (z) either the cost of the Company's assets (through the quarter ended June 30, 2017) or the lower of the cost of assets and the fair value of the Company’s assets (for all subsequent quarters in light of the Company publishing an Estimated Per-Share NAV on July 19, 2017) over (B) any amounts payable as the oversight fee under the Property Management Agreement for the quarter; divided by (ii) the value of one share of common stock as of the last day of the quarter, which was equal to $22.50 (the price at which the Company sold shares in the IPO, minus the selling commissions and dealer manager fees paid in that offering) through the quarter ended June 30, 2017 and is equal to Estimated Per-Share NAV for all subsequent quarters in light of the Company publishing an Estimated Per-Share NAV on July 19, 2017. The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. The Advisor receives distributions in cash on unvested Class B Units equal to the per share distribution paid on the Company's common stock. Such distributions on Class B Units are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss until the performance condition is considered probable to occur. During the three and nine months ended September 30, 2017, the Board of Directors approved the issuance of 10,665 and 37,096 Class B Units to the Advisor in connection with this arrangement, respectively. As of September 30, 2017, the Board of Directors had approved the issuance of 83,018 Class B Units to the Advisor in connection with this arrangement.
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
Pursuant to the Contemplated Amendments to be entered into pursuant to the Letter Agreement prior to the Closing Date, effective as of October 1, 2017, with respect to quarter ended September 30, 2017, the OP was required to, as it has already done, issue 12,624 Class B Units, which is the number of Class B Units equal to: (i) the excess of (A) the product of (y) 0.1875% multiplied by (z) the lower of the Company’s cost of assets and the fair market value of the Company’s assets over (B) any amounts payable as the oversight fee under the Property Management Agreement for the quarter; divided by (ii) Estimated Per-Share NAV. With respect to all subsequent quarters, the Advisor would be entitled to receive a cash asset management fee equal to the excess of (A) the product of (y) 0.1875% multiplied by (z) the lower of the Company’s cost of assets and the fair market value of the Company’s assets over (B) any amounts payable as the oversight fee under the Property Management Agreement for the quarter. Any payments with respect to this cash asset management fee, if it ever becomes payable, have been waived pursuant to the Letter Agreement.
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
September 30, 2017
(Unaudited)

Property Manager agreed pursuant to the Property Management Amendment to continue to provide any property management or wind-down services at no cost or charge.

The following table details amounts incurred, forgiven and payable or receivable in connection with the Company's operations-related services described above as of and for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016		Payable (Receivable) as of
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	September 30, 2017	December 31, 2016
Ongoing fees and reimbursements:
Property management fees	$15	$—	$41	$—	$42	$—	$120	$—	$(114)	$(129)
Professional fees and reimbursements	326	—	66	—	706	—	224	—	607	29
Distributions on Class B Units	31	—	13	—	75	—	26	—	—	2
Total related party operating fees and reimbursements	$372	$—	$120	$—	$823	$—	$370	$—	$493	$(98)

The Company reimburses the Advisor's costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt, impairments or other similar non-cash expenses and excluding any gain from the sale of assets for that period (the "2%/25% Limitation"), unless the Company's independent directors determine that such excess was justified based on unusual and nonrecurring factors which they deem sufficient, in which case the excess amount may be reimbursed to the Advisor in subsequent periods. Additionally, the Company will reimburse the Advisor for personnel costs in connection with other services during the operational stage; however, the Company may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees, acquisition expense reimbursements or real estate commissions. The Advisor incurred $0.3 million and $0.6 million for providing such services during the three and nine months ended September 30, 2017, respectively. No such reimbursements were payable during the three and nine months ended September 30, 2016. Following the closing of the Asset Sale pursuant to the Letter Agreement, no such reimbursements will be payable. Pursuant to the Letter Agreement, as partial satisfaction of the Excess Amount the Advisor has agreed to waive amounts with respect to these administrative expense reimbursements that would be payable to the Advisor by the Company for expenses incurred during the nine months ending December 31, 2017, starting April 1, 2017, valued at approximately $0.1 million per month and $0.9 million in the aggregate.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to forgive and absorb certain fees. No such fees or expenses were forgiven or absorbed by the Advisor during the three and nine months ended September 30, 2017 or 2016.
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

The Company was also party to a transfer agency agreement with ANST, a subsidiary of RCAP, pursuant to which ANST provided the Company with transfer agency services (including broker and stockholder servicing, transaction processing, year-end Internal Revenue Service ("IRS") reporting and other services), and supervisory services overseeing the transfer agency services performed by DST Systems, Inc. ("DST"), a third-party transfer agent. AR Global received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. On February 26, 2016, the Company entered into a definitive agreement with DST to provide the Company directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services).
Fees and Participations Incurred in Connection with a Listing or the Liquidation of the Company's Real Estate Assets
The Company will pay the Advisor an annual subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholder's capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year. This fee will be payable only upon the sale of assets, distributions or other event which results in the return on stockholder's capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the three and nine months ended September 30, 2017 or 2016.
The Company will pay the Advisor a real estate commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and agents and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission. Real estate commissions will only be payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the three and nine months ended September 30, 2017 or 2016. Under the terms of the Letter Agreement, the Company will no longer be obligated to pay a real estate commission to the Advisor following the closing of the Asset Sale.
The Company will pay the Special Limited Partner a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in the net sales proceeds unless investors have received a return of their capital plus a return equal to a 6.0% cumulative non-compounded annual return on their capital contributions. No participation in net sales proceeds was incurred during the three and nine months ended September 30, 2017 or 2016.
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
No such distribution was incurred or paid during the three and nine months ended September 30, 2017 or 2016. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in the net sales proceeds and the subordinated listing distribution.
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
September 30, 2017
(Unaudited)

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
Note 10 — Share-Based Compensation
Restricted Share Plan
The Company has an employee and director incentive restricted share plan (the "RSP"), which provides for the automatic grant of 1,333 restricted shares to each of the independent directors, without any further action by the Board of Directors or the stockholders, after initial election to the Board of Directors and after each annual stockholder's meeting, with such shares vesting annually beginning with the one year anniversary of initial election to the Board of Directors and the date of the next annual meeting, respectively. Restricted shares issued to independent directors vest over a five-year period following the date of grant in increments of 20.0% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company's directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The total number of shares of common stock granted as awards under the RSP may not exceed 5.0% of the Company's outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 6.3 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
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

	Number of Shares of Common Stock	Weighted-Average Issue Price
Unvested, December 31, 2016	6,398	$22.50
Granted	—	—
Vested	(1,600)	22.50
Forfeitures	—	—
Unvested, September 30, 2017	4,798	$22.50

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

As of September 30, 2017, the Company had $0.1 million of unrecognized compensation cost related to unvested restricted share award grants under the Company's RSP. That cost is expected to be recognized over a weighted average period of 2.9 years. The fair value of the restricted shares is being expensed on a straight-line basis over the service period of five years. Compensation expense related to restricted shares was approximately $9,000 and $27,000 for the three and nine months ended September 30, 2017, respectively. Compensation expense related to restricted shares was approximately $20,000 and $32,000 for the three and nine months ended September 30, 2016, respectively. Compensation expense related to restricted shares is recorded as general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss.
Note 11 — Non-controlling Interests
The Company is the sole general partner and holds substantially all of the OP Units. As of September 30, 2017 and December 31, 2016, the Advisor held 90 OP Units, which represents a nominal percentage of the aggregate OP ownership.
After holding the OP Units for a period of one year, or such lesser time as determined by the Company in its sole and absolute discretion, a holder of OP Units has the right to convert OP Units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, as allowed by the LPA. The remaining rights of limited partner interests in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets. No distributions were paid to OP Unit holders during the three and nine months ended September 30, 2017 and September 30, 2016.
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
The following table summarizes the activity related to investment arrangements with the unaffiliated third party.

				As of September 30, 2017		As of December 31, 2016		Distributions for the Three Months Ended September 30,
Property Name (Dollar amounts in thousands)	Investment Date	Third Party Net Investment Amount as of September 30, 2017	Non-Controlling Ownership Percentage as of September 30, 2017	Net Real Estate Assets Subject to Investment Arrangement	Mortgage Notes Payable Subject to Investment Arrangement	Net Real Estate Assets Subject to Investment Arrangement	Mortgage Notes Payable Subject to Investment Arrangement	2017	2016
UnityPoint Clinic - Muscatine, IA	Dec. 2015	$281	5%	$5,615	$—	$5,790	$—	$9	$10
UnityPoint Clinic - Moline, IL	Dec. 2015	179	5%	3,575	—	3,691	—	6	7

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Note 12 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share amounts)	2017	2016	2017	2016
Computation of Basic Net Income (Loss) Per Share:
Net income (loss) attributable to stockholders	$(396)	$232	$(1,197)	$127
Basic weighted-average shares outstanding	6,951,111	6,908,297	6,948,884	6,857,513
Basic net income (loss) per share	$(0.06)	$0.03	$(0.17)	$0.02

Computation of Diluted Net Income (Loss) Per Share:
Net income (loss) attributable to stockholders	$(396)	$232	$(1,197)	$127
Adjustments to net income (loss) for common share equivalents	—	(114)	—	(114)
Diluted net income (loss)	$(396)	$118	$(1,197)	$13

Basic weighted average shares outstanding	6,951,111	6,908,297	6,948,884	6,857,513
Unvested restricted shares (1)	—	5,900	—	5,153
OP Units	—	90	—	90
Diluted weighted-average shares outstanding	6,951,111	6,914,287	6,948,884	6,862,756

Diluted net income (loss) per share	$(0.06)	$0.02	$(0.17)	$—
_______________

(1)	Weighted-average number of unvested restricted shares outstanding for the periods presented.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Unvested restricted shares (1)	5,193	—	5,975	—
OP Units (2)	90	—	90	—
Class B Units (3)	78,381	32,723	64,340	22,212
Total weighted-average antidilutive common stock equivalents	83,664	32,723	70,405	22,212
_______________

(1)
Weighted average number of antidilutive unvested restricted shares outstanding for the periods presented. There were 4,798 and 6,398 unvested restricted shares outstanding as of September 30, 2017 and 2016, respectively.

(2)	Weighted average number of antidilutive OP Units outstanding for the periods presented. There were 90 OP Units outstanding as of September 30, 2017 and 2016.

(3)	Weighted average number of antidilutive Class B Units outstanding for the periods presented. There were 83,018 and 36,370 Class B Units outstanding as of September 30, 2017 and 2016, respectively.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Note 13 — Segment Reporting
During the three and nine months ended September 30, 2017 and 2016, the Company operated in three reportable business segments for management and internal financial reporting purposes: medical office buildings, triple-net leased healthcare facilities and seniors housing — operating properties.
The Company evaluates performance and makes resource allocations based on its three business segments. The medical office building segment primarily consists of MOBs leased to healthcare-related tenants under long-term leases, which may require such tenants to pay a pro rata share of property-related expenses. The triple-net leased healthcare facilities segment primarily consists of investments in seniors housing communities, hospitals, inpatient rehabilitation facilities and skilled nursing facilities under long-term leases, under which tenants are generally responsible to directly pay property-related expenses. The seniors housing — operating property segment consists of direct investments in seniors housing communities, primarily providing assisted living, independent living and memory care services, which are operated through engaging independent third-party managers. There were no intersegment sales or transfers during the periods presented.
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

The following tables reconcile the segment activity to consolidated net loss for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017				Nine Months Ended September 30, 2017
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated
Revenues:
Rental income	$2,172	$105	$—	$2,277	$6,517	$313	$—	$6,830
Operating expense reimbursements	651	—	—	651	1,950	—	—	1,950
Resident services and fee income	—	—	670	670	—	—	2,081	2,081
Total revenues	2,823	105	670	3,598	8,467	313	2,081	10,861
Property operating and maintenance	806	81	487	1,374	2,438	266	1,440	4,144
NOI	$2,017	$24	$183	2,224	$6,029	$47	$641	6,717
Operating fees to related party				(15)				(42)
Acquisition and transaction related				(568)				(1,727)
General and administrative				(740)				(2,087)
Depreciation and amortization				(1,304)				(3,939)
Interest expense				(46)				(139)
Interest and other income				—				—
Income tax benefit (expense)				58				32
Net loss attributable to non-controlling interests				(5)				(12)
Net income (loss) attributable to stockholders				$(396)				$(1,197)

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

	Three Months Ended September 30, 2016				Nine Months Ended September 30, 2016
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated
Revenues:
Rental income	$2,168	$104	$—	$2,272	$6,504	$313	$—	$6,817
Operating expense reimbursements	652	—	—	652	1,903	—	—	1,903
Resident services and fee income	—	—	749	749	—	—	2,156	2,156
Total revenues	2,820	104	749	3,673	8,407	313	2,156	10,876
Property operating and maintenance	822	1	483	1,306	2,417	1	1,429	3,847
NOI	$1,998	$103	$266	2,367	$5,990	$312	$727	7,029
Operating fees to related party				(41)				(120)
Acquisition and transaction related				(104)				(237)
General and administrative				(363)				(1,584)
Depreciation and amortization				(1,502)				(4,660)
Interest expense				(47)				(142)
Interest and other income				—				1
Income tax benefit (expense)				(74)				(147)
Net loss attributable to non-controlling interests				(4)				(13)
Net income (loss) attributable to stockholders				$232				$127
The following table reconciles the segment activity to consolidated total assets as of the periods presented:

	September 30,	December 31,
(In thousands)	2017	2016
ASSETS
Investments in real estate, net:
Medical office buildings	$103,143	$106,968
Triple-net leased healthcare facilities	4,430	4,554
Seniors housing — operating properties	10,002	10,213
Total investments in real estate, net	117,575	121,735
Cash	12,970	16,371
Restricted cash	114	37
Straight-line rent receivable	812	662
Prepaid expenses and other assets	937	1,242
Deferred costs, net	14	9
Total assets	$132,422	$140,056

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

The following table reconciles capital expenditures by reportable business segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Medical office buildings	$—	$16	$—	$55
Triple-net leased healthcare facilities	—	—	—	—
Seniors housing — operating properties	18	4	62	65
Total capital expenditures	$18	$20	$62	$120
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

(In thousands)	Future Minimum Base Rental Payments
October 1, 2017 — December 31, 2017	$26
2018	105
2019	106
2020	109
2021	116
Thereafter	3,323
Total	$3,785
Total rental expense from the Company's operating leases was approximately $34,000 during the three ended September 30, 2017 and 2016 and $0.1 million for the nine months ended September 30, 2017 and 2016.
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
Purchase Agreement
In connection with its approval of the Purchase Agreement, the Board of Directors also approved the Plan of Liquidation, which will become effective if the Company obtains stockholder approval of the Asset Sale and the Plan of Liquidation and the Asset Sale is consummated. The consummation of the Asset Sale is also subject to the Company obtaining stockholder approval of the Asset Sale and the Plan of Liquidation as well as other conditions, and there can be no assurance the Asset Sale will be consummated on the terms contained in the Purchase Agreement, or at all. Pursuant to the Plan of Liquidation, the Company anticipates winding up its affairs and distributing the net cash proceeds available for distribution after satisfying the Company’s liabilities to the holders of its common stock in one or more liquidating distributions. See Note 2 — Purchase Agreement and Plan of Liquidation.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Note 15 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements, except for the following disclosures:
On October 23, 2017, the Company filed a definitive proxy statement related to the Annual Meeting at which stockholder approval of the Asset Sale and the Plan of Liquidation will be sought. The Annual Meeting is scheduled to be held on December 21, 2017.

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

•
Failure to complete the Asset Sale, which is subject to conditions, would prevent the complete liquidation and dissolution of the Company, as contemplated by a plan of liquidation approved by American Realty Capital Healthcare Trust III, Inc.'s board of directors (our "Board of Directors) on June 16, 2017 (the “Plan of Liquidation”) and could have adverse consequences for the Company.

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

•
During July 2017, in light of the pending Asset Sale and Plan of Liquidation, our Board of Directors determined that the Company will cease declaring and paying regular distributions to its stockholders. There can be no assurance we will resume paying distributions, or at what rate.

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
We purchased our first property and commenced real estate operations in March 2015. As of September 30, 2017, we owned 19 properties consisting of 0.5 million rentable square feet.
On August 20, 2014, we commenced our initial public offering ("IPO") on a "reasonable best efforts" basis of up to 125.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, for total gross proceeds of up to $3.1 billion plus up to 26.3 million shares of common stock available pursuant to our distribution reinvestment plan (the "DRIP"). On November 15, 2015, we announced the suspension of our IPO, effective December 31, 2015, and in August 2016, the IPO lapsed in accordance with its terms, having raised significantly less capital than expected. As of September 30, 2017, we had received total proceeds from the IPO and the DRIP, net of share repurchases, of $171.1 million.
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
During the strategic review process, the Special Committee and its advisors contacted 23 potential partners and entered into 20 nondisclosure agreements. On June 16, 2017, we entered into the Purchase Agreement to sell substantially all of our assets to HTI for a purchase price of $120.0 million (the “Purchase Price”). The Purchase Price is subject to customary prorations and closing adjustments in accordance with the terms of the Purchase Agreement and will be payable on the date the Asset Sale is consummated (the “Closing Date”) less $4.9 million, the principal amount of the loan secured by our Philip Center property, which will be assumed by HTI or repaid by us, and associated costs. HTI will deposit $6.0 million (the "Escrow Amount") of the Purchase Price payable into an escrow account for our benefit on the Closing Date, and this amount, less any amounts paid or reserved for pending or unsatisfied indemnification claims of HTI made pursuant to the Purchase Agreement, will be released in installments thereafter over a period of 14 months following the Closing Date.
In connection with its approval of the Purchase Agreement, the Board of Directors also approved the Plan of Liquidation, which is subject to stockholder approval. On October 23, 2017, we filed a definitive proxy statement related to our 2017 annual meeting of stockholders (the “Annual Meeting”) at which stockholder approval of the Asset Sale and the Plan of Liquidation will be sought. The Annual Meeting is scheduled to be held on December 21, 2017. The closing of the Asset Sale is conditioned upon stockholder approval of both the Asset Sale and the Plan of Liquidation. Thus, if stockholders do not approve the Plan of

Liquidation, the Asset Sale will not be completed even if stockholders approve the Asset Sale. Likewise, the effectiveness of the Plan of Liquidation is conditioned upon stockholder approval of the Plan of Liquidation and the closing of the Asset Sale. If the Asset Sale is not approved and does not close, the Plan of Liquidation will not become effective regardless of whether or not it has been approved.
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
We believe that the net cash proceeds generated by the Asset Sale will be sufficient to pay our expenses, including the expenses of liquidating, and to satisfy our liabilities and obligations. After paying or providing for these amounts, we estimate the net cash proceeds available for distribution pursuant to the Plan of Liquidation to our stockholders will aggregate $17.67 to $17.81 per outstanding share of common stock. This estimate is based on certain assumptions and there can be no guarantee at this time as to the exact amount that our stockholders will receive. During the course of liquidating and dissolving, we may incur unanticipated expenses and liabilities all of which are likely to reduce the cash available for distribution to our stockholders.
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
Substantially all of our business is conducted through the OP. We have no employees. The Advisor has been retained to manage our affairs on a day-to-day basis. We also have retained American Realty Capital Healthcare III Properties, LLC (the “Property Manager”) to serve as our property manager. The Advisor and the Property Manager are under common control with AR Global, the parent of our Sponsor, as a result of which they are related parties, and each of which have received or will receive compensation, fees and other expense reimbursements from us for services related to managing our business. The Advisor and Property Manager have received or may receive fees during our offering, acquisition, operational and liquidation stages. In connection with the Purchase Agreement, we entered into a letter agreement on the same date (as amended on September 28, 2017, the "Letter Agreement") governing, if the Asset Sale closes, the fees and expenses that had become or would become payable by and to the Advisor and its affiliates, on the one hand, and us, on the other hand. Pursuant to the Letter Agreement, the Advisor and the Property Manager will pay, tender, waive or assume certain fees, expenses and obligations, as applicable, as partial satisfaction of the amounts related to expense reimbursements or fees previously paid by the Company to the Advisor and its affiliates.
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

Significant Accounting Estimates and Critical Accounting Policies
Our Annual Report on Form 10-K for the year ended December 31, 2016 contains a discussion of our significant accounting estimates and critical accounting policies. There have been no significant changes in our significant accounting estimates and critical accounting policies since December 31, 2016. See also Note 3 — Summary of Significant Accounting Policies to our unaudited consolidated financial statements for the nine-month period ended September 30, 2017, set forth herein.
Properties
The following table presents certain additional information about the properties we owned as of September 30, 2017:

Property/Portfolio	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy	Weighted Average Remaining Lease Term	Base Purchase Price (1)
					(In years)	(In thousands)
Medical Office Buildings:
DaVita Bay Breeze — Largo, FL	Mar. 2015	1	7,247	100.0%	9.7	$1,650
RAI Clearwater — Clearwater, FL	Apr. 2015	1	14,936	100.0%	7.2	4,750
DaVita Hudson — Hudson, FL	May 2015	1	8,984	100.0%	7.0	2,725
Rockwall Medical Plaza — Rockwall, TX	Jun. 2015	1	18,176	100.0%	2.5	6,639
Decatur Medical Office Building — Decatur, GA	Jul. 2015	1	20,800	100.0%	5.1	5,100
Buckeye Health Center — Cleveland, OH	Aug. 2015	1	25,070	100.0%	2.6	5,550
Philip Professional Center — Lawrenceville, GA	Aug. 2015	2	31,483	93.9%	10.9	9,000
Illinois CancerCare Clinic — Galesburg, IL	Aug. 2015	1	9,211	100.0%	6.9	3,400
Galesburg VA Outpatient Clinic — Galesburg, IL	Aug. 2015	1	9,979	100.0%	5.8	2,630
Woodlake Office Center — Woodbury, MN	Sep. 2015	1	36,375	100.0%	5.0	14,900
Greenfield Medical Center — Gilbert, AZ	Oct. 2015	1	28,489	100.0%	3.1	7,000
Lee Memorial Health System Outpatient Center — Ft. Meyers, FL	Oct. 2015	1	24,174	100.0%	1.0	5,275
Beaumont Medical Center — Warren, MI	Dec. 2015	1	35,219	95.2%	4.3	13,650
Madison Medical Plaza — Joliet, IL	Dec. 2015	1	70,023	89.4%	3.9	19,500
UnityPoint Clinic — Muscatine, IA	Dec. 2015	1	21,767	100.0%	7.5	5,887
UnityPoint Clinic — Moline, IL	Dec. 2015	1	14,640	100.0%	6.3	3,767
Total Medical Office Buildings:		17	376,573	97.1%	5.2	111,423
Triple-Net Leased Healthcare Facility(2):
Arcadian Cove Assisted Living — Richmond, KY	Aug. 2015	1	34,659	100.0%	12.9	4,775
Seniors Housing — Operating Property:
Cedarhurst of Collinsville — Collinsville, IL	Aug. 2015	1	56,700	75.0%	N/A	11,600
Portfolio, September 30, 2017		19	467,932			$127,798
_______________

(1)	Contract purchase price, excluding acquisition related costs.

(2)
Revenues for our triple-net leased healthcare facility generally consist of fixed rental amounts (subject to annual contractual escalations) received from our tenants in accordance with the applicable lease terms and does not vary based on the underlying operating performance of the property. As of September 30, 2017, the property leased to our seniors housing — triple net leased tenant had operating occupancy of approximately 88.7%. While operating occupancy rates may affect the profitability of our tenants’ operations, they do not have a direct impact on our revenues or financial results. Operating occupancy statistics for our triple-net leased healthcare facility are compiled through reports from tenants and have not been independently validated by us.

N/A	Not applicable
Results of Operations
Comparison of the Three Months Ended September 30, 2017 to the Three Months Ended September 30, 2016
As of September 30, 2017, we owned 19 properties and real estate-related assets, all of which we have owned since January 1, 2016. Net income (loss) attributable to stockholders was $(0.4) million and approximately $0.2 million for the three months ended September 30, 2017 and 2016, respectively.

Rental Income
Rental income was consistent at $2.3 million for the three months ended September 30, 2017 and 2016. Rental income relates to our 17 MOBs and one triple-net leased healthcare facility.
Operating Expense Reimbursements
Operating expense reimbursements was consistent at $0.7 million for the three months ended September 30, 2017 and 2016, respectively. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of reimbursable property operating expenses, which may be subject to exclusions and expense floors, in addition to base rent, whereas under certain other lease agreements, the tenants are generally directly responsible for all operating costs of the respective properties.
Resident Services and Fee Income
Resident services and fee income remained consistent at $0.7 million for the three months ended September 30, 2017 and 2016. Resident services and fee income is generated in connection with rent and services offered to residents in our seniors housing - operating properties ("SHOPs") depending on the level of care required, as well as fees associated with other ancillary services.
Property Operating and Maintenance Expenses
Property operating and maintenance expenses increased $0.1 million to $1.4 million for the three months ended September 30, 2017 from $1.3 million for the three months ended September 30, 2016. These costs primarily relate to the costs associated with our properties, including real estate taxes, property insurance, utilities, repairs, maintenance, and unaffiliated third party property management fees and costs relating to caring for the residents of our SHOP, as well as bad debt expense. The $0.1 million increase for the three months ended September 30, 2017 relates to bad debt expense recorded on our triple-net leased healthcare facility.
Operating Fees to Related Party
Operating fees to related party decreased approximately $26 thousand to approximately $15 thousand for the three months ended September 30, 2017 from approximately $41 thousand for the three months ended September 30, 2016. Operating fees to related party relates to fees incurred from our Property Manager for property management services for managing our properties on a day-to-day basis, as well as oversight fees that may apply on properties under contract with unaffiliated third parties for such services, subject to exclusions. Typically, property management fees increase in direct correlation with gross revenues.
As acknowledged in the Letter Agreement, prior to 2017, our property management and oversight fees had been overpaid to the Property Manager in an amount equal to approximately $141 thousand. Pursuant to the Letter Agreement, any obligation the Advisor has to repay this amount will be satisfied if the Asset Sale is consummated. During the period from May 1, 2017, the beginning of the applicable period on the Letter Agreement, through September 30, 2017, in lieu of paying the Property Manager property management fees, including oversight fees, this overpayment was applied to all property management fees otherwise due and payable to the Property Manager.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses of $0.6 million for the three months ended September 30, 2017 primarily related to costs associated with our preparation and filing of the preliminary and definitive proxy statements related to the Annual Meeting. Acquisition and transaction related expenses of $0.1 million for the three months ended September 30, 2016 primarily related to fees incurred from the strategic review process initiated by the Special Committee earlier in the year. Acquisition and transaction related expenses generally increase or decrease in direct correlation with the number and contract purchase price of the properties acquired during the period and the level of activity surrounding any contemplated transaction.
General and Administrative Expenses
General and administrative expenses increased $0.3 million from $0.4 million for the three months ended September 30, 2016 to $0.7 million for the three months ended September 30, 2017, which related to administrative expense reimbursements to our related parties.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased $0.2 million to $1.3 million for the three months ended September 30, 2017 from $1.5 million for the three months ended September 30, 2016. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and liabilities and depreciated or amortized over their estimated useful lives. The decrease in depreciation and amortization expense was due to the expiration of an in-place lease asset recorded at acquisition in a previous period.

Interest Expense
Interest expense decreased approximately $1 thousand to approximately $46 thousand for the three months ended September 30, 2017 from approximately $47 thousand for the three months ended September 30, 2016. Interest expense related to our mortgage note payable that had an average monthly balance of $5.0 million during the three months ended September 30, 2017 compared to an average monthly balance of $5.1 million during the three months ended September 30, 2016.
Interest and Other Income
No interest and other income was received during the three months ended September 30, 2017 and 2016.
Income Tax Benefit (Expense)
We incurred income tax benefit (expense) of approximately $58 thousand and $(74) thousand, respectively, for the three months ended September 30, 2017 and 2016 related to our SHOP using a structure permitted by RIDEA, under which a REIT may lease qualified healthcare properties on an arm's length basis to a taxable REIT subsidiary ("TRS") if the property is operated on behalf of such subsidiary by an eligible third-party independent contractor.
Net Loss Attributable to Non-Controlling Interests
Net loss attributable to non-controlling interest holders was approximately $5 thousand and $4 thousand, respectively, for the three months ended September 30, 2017 and 2016, which represents the portion of net income allocated to an unaffiliated third party that owns an interest in certain of our property owning subsidiaries and is entitled to receive a proportionate share of net operating cash flow derived from the subsidiaries' properties.
Comparison of the Nine Months Ended September 30, 2017 to the Nine Months Ended September 30, 2016
As of September 30, 2017, we owned 19 properties and real estate-related assets, all of which we have owned since January 1, 2016. Net income (loss) attributable to stockholders was $(1.2) million and $0.1 million for the nine months ended September 30, 2017 and 2016, respectively.
Rental Income
Rental income remained consistent at approximately $6.8 million for the nine months ended September 30, 2017 and 2016.
Operating Expense Reimbursements
Operating expense reimbursements increased $0.1 million to $2.0 million for the nine months ended September 30, 2017, compared to $1.9 million for the nine months ended September 30, 2016. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of reimbursable property operating expenses, which may be subject to exclusions and expense floors, in addition to base rent, whereas under certain other lease agreements, the tenants are generally directly responsible for all operating costs of the respective properties.
Resident Services and Fee Income
Resident services and fee income decreased $0.1 million to $2.1 million for the nine months ended September 30, 2017 when compared to $2.2 million for the nine months ended September 30, 2016. Resident services and fee income is generated in connection with rent and services offered to residents in our SHOP depending on the level of care required, as well as fees associated with other ancillary services. The decrease is related to lower occupancy during the nine months ended September 30, 2017, compared to occupancy during the nine months ended September 30, 2016.
Property Operating and Maintenance Expenses
Property operating and maintenance expenses increased $0.3 million to $4.1 million for the nine months ended September 30, 2017 from $3.8 million for the nine months ended September 30, 2016. These costs primarily relate to the costs associated with our properties, including real estate taxes, property insurance, utilities, repairs, maintenance, and unaffiliated third party property management fees and costs relating to caring for the residents of our SHOP, as well as bad debt expense. The increase in property operating and maintenance expenses was primarily attributable to bad debt expense recorded on our triple-net healthcare facility.
Operating Fees to Related Party
Operating fees to related party decreased $78 thousand to $42 thousand for the nine months ended September 30, 2017 from $120 thousand for the nine months ended September 30, 2016. Operating fees to related party relates to fees incurred from our Property Manager for property management services for managing our properties on a day-to-day basis, as well as oversight fees that may apply on properties under contract with unaffiliated third parties for such services, subject to exclusions. Typically, property management fees increase in direct correlation with gross revenues.
As acknowledged in the Letter Agreement, prior to 2017, our property management and oversight fees had been overpaid to the Property Manager in an amount equal to approximately $141 thousand. Pursuant to the Letter Agreement, any obligation the Advisor has to repay this amount will be satisfied if the Asset Sale is consummated. During the period from May 1, 2017 to September 30, 2017, in lieu of paying the Property Manager property management fees, including oversight fees, this overpayment was applied to all property management fees otherwise due and payable to the Property Manager.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses of $1.7 million for the nine months ended September 30, 2017 primarily related to costs associated with our entry into the Purchase Agreement and our preparation and filing of the preliminary and definitive proxy statements related to the Annual Meeting. Acquisition and transaction related expenses of $0.2 million for the nine months ended September 30, 2016 primarily related to fees incurred in connection with the strategic review process initiated by the Special Committee.
General and Administrative Expenses
General and administrative expenses increased $0.5 million to $2.1 million for the nine months ended September 30, 2017 from $1.6 million, which relates to an increase of $0.6 million related to administrative expense reimbursements to our related parties, which includes administrative expense reimbursements and distribution expense paid on limited partnership units of the OP designated as "Class B Units" ("Class B Units") to the Advisor. This increase offsets with a decrease of $0.1 million due to higher annual proxy solicitation costs incurred during the nine months ended September 30, 2016, since our annual stockholder meeting had taken place, whereas the annual stockholder meeting for 2017 is scheduled to occur later in the year and proxy solicitation had not yet commenced on September 30, 2017.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased $0.8 million to $3.9 million for the nine months ended September 30, 2017 from $4.7 million for the nine months ended September 30, 2016. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and liabilities and depreciated or amortized over their estimated useful lives. The decrease in depreciation and amortization expense was due to the expiration of an in-place lease asset recorded at acquisition in a previous period.
Interest Expense
Interest expense was unchanged at $0.1 million for the nine months ended September 30, 2017 and 2016, related to our mortgage note payable with an average monthly balance of $5.0 million during the nine months ended September 30, 2017 and 2016.
Interest and Other Income
Interest income of approximately $1 thousand for the nine months ended September 30, 2016 related to interest income on cash balances and other miscellaneous income. No interest income was received during the nine months ended September 30, 2017.
Income Tax Benefit (Expense)
Income tax benefit (expense) of approximately $32 thousand and $(147) thousand for the nine months ended September 30, 2017 and 2016, respectively, related to our SHOP using a structure permitted by RIDEA, under which a REIT may lease qualified healthcare properties on an arm's length basis to a taxable REIT subsidiary ("TRS") if the property is operated on behalf of such subsidiary by an eligible third-party independent contractor.
Net Loss Attributable to Non-Controlling Interest Holders
Net loss attributable to non-controlling interest holders was approximately $12 thousand and approximately $13 thousand for the nine months ended September 30, 2017 and 2016, respectively which represents the portion of net income allocated to an unaffiliated third party that owns an interest in certain of our property owning subsidiaries and is entitled to receive a proportionate share of net operating cash flow derived from the subsidiaries' properties.

Cash Flows for the Nine Months Ended September 30, 2017
During the nine months ended September 30, 2017, net cash provided by operating activities was $4.4 million. The level of cash flows used in or provided by operating activities is affected by the number of properties owned, the performance of those properties, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses. Cash inflows related to a net loss adjusted for non-cash items of approximately $2.9 million (net loss of $1.2 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets, amortization of deferred financing costs, amortization of mortgage premiums and equity-based compensation of $4.1 million), a decrease in prepaid expenses and other assets of $0.3 million due to tenant receivables and prepaid expenses, an increase in accounts payable and accrued expenses of $1.4 million due to legal fees related to the pending Asset Sale and Plan of Liquidation, as well as related party expense reimbursements. These cash inflows offset against cash outflows of $0.2 million related to an increase in straight-line rent receivables and an increase of $0.1 million in restricted cash and approximately $19 thousand in deferred rent.
The net cash used in investing activities during the nine months ended September 30, 2017 of approximately $0.1 million related to capital expenditures.
Net cash used in financing activities of $7.8 million during the nine months ended September 30, 2017 consisted primarily of repurchases of our common stock of $1.9 million, distributions to stockholders of $5.8 million, principal payments made on mortgage notes payable of approximately $75 thousand and distributions paid to non-controlling interest holders of approximately $15 thousand.
Cash Flows for the Nine Months Ended September 30, 2016
During the nine months ended September 30, 2016, net cash provided by operating activities was $4.8 million. The level of cash flows used in or provided by operating activities is affected by the timing of interest payments, the receipt of scheduled rent payments, and the level of operating expenses. Cash inflows related to a net loss adjusted for non-cash items of $5.0 million (net income of $0.1 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets, amortization of deferred financing costs, amortization of mortgage premiums and equity-based compensation of $4.8 million), increase in prepaid expenses and other assets of $0.2 million due to rent receivables and prepaid expenses, increase in accounts payable and accrued expenses of $0.1 million related to professional fees, real estate taxes and property operating expenses for our MOBs and SHOP and a $0.2 million increase in deferred rent. These cash inflows were partially offset by an increase in unbilled rent receivables recorded in accordance with straight-line basis accounting of $0.4 million and a decrease in restricted cash of approximately $51 thousand.
The net cash used in investing activities during the nine months ended September 30, 2016 of $0.1 million related to capital expenditures.
Net cash used in financing activities of $5.1 million during the nine months ended September 30, 2016 consisted primarily of distributions to stockholders of $4.8 million, payments of offering costs of $0.2 million and principal payments made on mortgage notes payable of approximately $71 thousand.
Liquidity and Capital Resources
As of September 30, 2017, we had cash on hand of $13.0 million and expect to fund liquidity requirements over the next 12 months through a combination of cash on hand and operating cash flows.  Cash on hand mainly consists of proceeds from our IPO and distributions reinvested per our DRIP.  While we temporarily suspended our DRIP in April 2017 and indefinitely suspended it in June 2017, we had received total proceeds from our IPO and DRIP, net of share repurchases, of $171.1 million as of September 30, 2017. Additionally, in light of the pending Asset Sale and Plan of Liquidation, our Board of Directors determined that we will cease declaring and paying regular distributions to our stockholders following the distributions to stockholders of record with respect to each day during the month of July 2017.
On June 16, 2017, we entered into the Purchase Agreement pursuant to which we agreed to sell substantially all of our assets to HTI. The closing of the Asset Sale is conditioned upon stockholder approval of both the Asset Sale and the Plan of Liquidation.
Subject to the Asset Sale being completed, we intend to wind up our affairs and distribute our assets, which are expected to consist primarily of cash after satisfying our liabilities, to the holders of our common stock in accordance with the Plan of Liquidation. We believe that the net cash proceeds generated by the Asset Sale will be sufficient to pay our expenses, including the expenses of liquidating, and to satisfy our liabilities and obligations. After paying or providing for these amounts, we estimate the net cash proceeds available for distribution pursuant to the Plan of Liquidation to our stockholders will aggregate $17.67 to $17.81 per outstanding share of common stock. We anticipate paying periodic liquidating distributions, including an initial liquidating distribution of $15.75 expected to be paid within two weeks following the closing of the Asset Sale. The amount of distributions associated with the Plan of Liquidation is an estimate based on certain assumptions and there can be no guarantee as to the exact amount that our stockholders will receive. During the course of liquidating and dissolving, we may incur unanticipated expenses and liabilities all of which are likely to reduce the cash available for distribution.
If the Asset Sale and Plan of Liquidation are not approved by stockholders and therefore do not occur or become effective, we will make no liquidating distributions to stockholders pursuant to the Plan of Liquidation and our current cash on hand in addition to cash flows from operations will be used to pay our operating and administrative expenses as well as to maintain the properties in our portfolio.  Additionally, in light of the pending Asset Sale and Plan of Liquidation, the Board of Directors determined to cease the declaration and payment of regular distributions to stockholders following those declared and paid with respect to each day during the month of July 2017.  If the Asset Sale and Plan of Liquidation are not approved by stockholders, the Board of Directors will further evaluate our distribution policy. There can be no assurances that regular distributions will be reinstituted at the same level or at all. Our total cash demands described herein coupled with the lack of funds received if the Asset Sale is not consummated could have a material impact on our liquidity and cause our stockholders’ investment to be adversely impacted.
We may borrow if we need funds to satisfy the REIT tax qualification requirement that we generally distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP, determined without regard to the deduction for dividends paid and excluding net capital gain). We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT. Under our charter, the maximum amount of our total indebtedness may not exceed 300% of our total "net assets" as defined in our charter as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments. However, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. In addition, it is currently our intention to limit our aggregate borrowings to 45% of the aggregate fair market value of our assets, unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation will not apply to individual real estate assets or investments. As of September 30, 2017, our secured debt leverage ratio (total secured debt divided by total assets) was approximately 3.7% and we did not have any unsecured borrowings. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy the requirements under our charter. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits.
Our Board of Directors adopted a Share Repurchase Program (as amended, the "SRP"), which enabled our stockholders to sell their shares to us under limited circumstances. On June 16, 2017, in furtherance of the Asset Sale, our Board of Directors suspended the SRP indefinitely and, as authorized by the terms of the SRP, authorized us to reject any repurchase requests that we received or will receive during calendar year 2017. The suspension of the SRP became effective as of July 19, 2017. The following table reflects the number of shares repurchased cumulatively through September 30, 2017:

	Number of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2016	1,021	$24.97
Nine months ended September 30, 2017 (1)	82,494	22.79
Cumulative repurchases as of September 30, 2017	83,515	$22.82
_______________

(1)
Represents repurchases related to repurchase requests received during 2016, including 82,494 shares repurchased during the nine months ended September 30, 2017 for approximately $1.9 million at a weighted average price per share of $22.79, net of 1,110 share repurchase requests that were canceled. Excludes rejected repurchase requests received during 2016 with respect to 181,389 shares for $4.0 million at a weighted average price per share of $22.29, which were unfulfilled. On June 16, 2017, in furtherance of the Asset Sale, our Board of Directors determined to suspend the SRP indefinitely and, as authorized by the terms of the SRP, to reject any repurchase requests that we had received or will receive during calendar year 2017. The suspension of the SRP became effective as of July 19, 2017 and no shares have been, or will be, repurchased in connection with requests made during 2017.

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

	Three Months Ended			Nine Months Ended
(In thousands)	March 31, 2017	June 30, 2017	September 30, 2017	September 30, 2017
Net income (loss) attributable to stockholders (in accordance with GAAP)	$162	$(963)	$(396)	$(1,197)
Depreciation and amortization (1)	1,313	1,313	1,300	3,926
Adjustments for non-controlling interests (2)	(1)	(9)	(5)	(15)
FFO attributable to stockholders	1,474	341	899	2,714
Acquisition and transaction related	46	1,113	568	1,727
Amortization of market lease and other intangibles	51	52	51	154
Straight-line rent adjustments	12	(73)	(67)	(128)
Amortization of mortgage premium	(11)	(10)	(10)	(31)
Adjustments for non-controlling interests (2)	(1)	(1)	4	2
MFFO attributable to stockholders	$1,571	$1,422	$1,445	$4,438
_______________

(1)	Net of non-real estate depreciation and amortization.

(2)	Represents the portion of the adjustments allocable to non-controlling interests.
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

The following table reflects the items deducted from or added to net income (loss attributable to stockholders in our calculation of NOI for the periods indicated:

	Three Months Ended			Nine Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	September 30, 2017
Net income (loss) attributable to stockholders (in accordance with GAAP)	$162	$(963)	$(396)	$(1,197)
Impairment on sale of real estate investments	—	—		—
Operating fees to related party	13	14	15	42
Acquisition and transaction related	46	1,113	568	1,727
General and administrative	604	743	740	2,087
Depreciation and amortization	1,316	1,318	1,304	3,939
Interest expense	46	46	46	139
Interest and other income	—	—	—	—
Income tax expense	55	(29)	(58)	(32)
Net income attributable to non-controlling interests	3	4	5	12
NOI	$2,245	$2,246	$2,224	$6,717

	Three Months Ended			Nine Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	September 30, 2016
Net loss attributable to stockholders (in accordance with GAAP)	$(85)	$(20)	$232	$127
Operating fees to related party	40	39	41	120
Acquisition and transaction related	30	103	104	237
General and administrative	676	545	363	1,584
Depreciation and amortization	1,577	1,581	1,502	4,660
Interest expense	48	47	47	142
Interest and other income	—	(1)	—	(1)
Income tax expense	45	28	74	147
Net income attributable to non-controlling interests	4	5	4	13
NOI	$2,335	$2,327	$2,367	$7,029
Refer to Note 13 — Segment Reporting for a reconciliation of NOI to net income (loss) attributable to stockholders by reportable segment.
Distributions
On January 29, 2015, our Board of Directors authorized, and we began paying, monthly distributions payable to stockholders of record each day during the applicable period at a rate equivalent to $1.56 per annum per share of common stock, beginning March 15, 2015. During July 2017, in light of the pending Asset Sale and Plan of Liquidation, we ceased declaring and paying regular distributions to our stockholders following the distributions to stockholders of record with respect to each day during the month of July 2017.
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

During the nine months ended September 30, 2017, distributions paid to common stockholders totaled $7.2 million, including distributions to non-controlling interest holders of $15 thousand, and $1.4 million which was reinvested into additional shares of common stock through our DRIP. During the nine months ended September 30, 2017, cash used to pay distributions was generated from cash flows provided by operations and available cash on hand, which includes proceeds from our IPO.
The following table shows the sources for the payment of distributions to common stockholders, including distributions on unvested restricted shares, for the periods indicated:

	Three Months Ended						Nine Months Ended
	March 31, 2017		June 30, 2017		September 30, 2017 (3)		September 30, 2017
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Cash distributions paid to stockholders (1)	$1,595		$2,391		$1,802		$5,788
Distributions reinvested in common stock issued under the DRIP	1,075		362		—		1,437
Total distributions paid	$2,670		$2,753		$1,802		$7,225

Source of distribution coverage:
Cash flows provided by operations	$2,029	76.0%	$1,227	44.6%	$1,163	64.5%	$4,419	61.2%
Available cash on hand (2)	641	24.0%	1,526	55.4%	639	35.5%	2,806	38.8%
Total source of distribution coverage	$2,670	100.0%	$2,753	100.0%	$1,802	100.0%	$7,225	100.0%

Cash flows provided by operations (in accordance with GAAP)	$2,029		$1,227		$1,163		$4,419
Net income (loss) attributable to stockholders (in accordance with GAAP)	$162		$(963)		$(396)		$(1,197)
_______________

(1)	Includes distributions paid to non-controlling interest stockholders.

(2)	Includes proceeds received from our IPO.

(3)
During July 2017, in light of the pending Asset Sale and Plan of Liquidation, we ceased declaring and paying regular distributions to our stockholders following the distributions to stockholders of record with respect to each day during the month of July 2017.

For the nine months ended September 30, 2017, cash flows provided by operations were $4.4 million. As shown in the table above, we funded distributions with cash flows provided by operations and available cash on hand. To the extent we pay distributions in excess of cash flows provided by operations and use our available cash on hand, our stockholders' investment may be adversely impacted.
If, for some reason, we do not obtain stockholder approval of the Asset Sale and the Plan of Liquidation, our Board of Directors will further evaluate our distribution policy. We may not generate sufficient cash flows from operations to pay future distributions. The amount of cash available for distributions is affected by many factors, such as rental income from acquired properties and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. Our actual results may differ significantly from the assumptions used by our Board of Directors in establishing a distribution rate to stockholders.
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

Contractual Obligations
The following table reflects contractual debt obligations under our mortgage notes payable and minimum base rental cash payments due for leasehold interests over the next five years and thereafter as of September 30, 2017. The minimum base rental cash payments due for leasehold interests exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes, among other items. As of September 30, 2017, the outstanding mortgage note payable had a weighted average effective interest rate of 4.0%.

			Years Ended December 31,
(In thousands)	Total	October 1, 2017 — December 31, 2017	2018 — 2019	2020 — 2021	Thereafter
Principal on mortgage note payable	$4,922	$25	$4,897	$—	$—
Interest on mortgage note payable	401	49	352	—	—
Lease rental payments due	3,785	26	211	225	3,323
	$9,108	$100	$5,460	$225	$3,323
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our long-term debt, which consists of secured financings, bears interest at a fixed rate. As of September 30, 2017, we did not have any derivative financial instruments. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

As of September 30, 2017, our debt included a fixed-rate secured mortgage financing with a carrying value of $5.0 million and a fair value of $5.0 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the note, but it has no impact on interest due on the note. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2017 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $0.1 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $0.1 million.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and assuming no other changes in our capital structure. The information presented above includes only those exposures that existed as of September 30, 2017 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
Changes in Internal Control Over Financial Reporting
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
The Asset Sale is subject to certain conditions, some of which are out of the Company’s control, including, among other things stockholder approval of the Asset Sale and the Plan of Liquidation by the Company’s stockholders, which will be sought at the Annual Meeting. There can be no assurance when or whether these conditions will be satisfied or, to the extent waivable, waived or the occurrence of any effect, event, development or change will not transpire. If these conditions are not satisfied or waived, if permitted, by the March 16, 2018 outside date, the Purchase Agreement may be terminated and the Asset Sale would not be completed.
At the closing of the Asset Sale, HTI plans to simultaneously add qualifying properties it is acquiring from us to the borrowing base of its existing revolving credit facility, thereby increasing the borrowing capacity thereunder, and draw down approximately $50.0 million to pay a portion of the Purchase Price and other costs associated with the closing of the Asset Sale. HTI intends to fund the remaining amounts payable through a combination of additional borrowings made possible by adding additional unencumbered assets it currently owns to the borrowing base of the HTI’s existing revolving credit facility as well as cash on hand. Although the Asset Sale is not subject to any financing condition, adding any property to the borrowing base of the HTI’s existing revolving credit facility requires satisfying certain conditions, including approval of the agent thereunder. There can be no assurance these conditions will be satisfied or waived when all the other conditions to the closing of the Asset Sale have been satisfied or waived and that HTI will be able pay the Purchase Price when it is required to do so under the Purchase Agreement.
HTI has not made alternative financing arrangements and, if sufficient financing is not available through the HTI’s existing revolving credit facility on the Closing Date, HTI may not have sufficient cash on hand available to fund the entire Purchase Price and any other costs payable in connection with the closing of the Asset Sale. As of September 1, 2017, HTI had approximately $81.5 million in cash and cash equivalents. HTI’s cash and cash equivalents may decline between the date of this Quarterly Report on Form 10-Q and the Closing Date. HTI is subject to a covenant requiring the aggregate amount of all HTI’s unrestricted cash and cash equivalents to be equal to at least $30.0 million at all times. If the Company terminates the Purchase Agreement due to HTI’s failure to pay the Purchase Price at closing, HTI is required to reimburse the Company for up to $750,000 in actual third party expenses incurred in connection with the Asset Sale (without excluding Advisor expenses). However, after those reimbursements have been paid, HTI will have no further liability to the Company (including for any punitive, speculative or consequential damages) except with respect to surviving indemnification obligations. Moreover, the Company has waived any right to recover the balance of the Purchase Price, or any part thereof, and the right to pursue any other remedy permitted at law or in equity against HTI.
There can be no assurance with respect to the timing of the completion of the Asset Sale or whether the Asset Sale will be completed on its current terms, or at all.
If the Asset Sale is not completed for any reason, the Company would be subject to a number of other material risks, including that:

•
the Plan of Liquidation will not become effective and the Company may continue to consider entering into a strategic transaction, which could result in our Board of Directors and management devoting time to that process instead of the Company’s operations, and there can be no assurance that an alternative strategic transaction would be available on equal or better terms and conditions than the Asset Sale, if at all;

•	the Company would be required to pay expenses incurred in connection with the Asset Sale, including financial advisory, legal and accounting fees,;

•
if the Purchase Agreement is terminated under certain circumstances related to our Board of Directors changing its recommendation to the Company’s stockholders with respect to its approval of the Asset Sale or the Plan of Liquidation or the Company entering into an agreement related to a competing third-party proposal to acquire all or a significant part of the Company, the Company will be required to pay HTI a termination fee of $3.6 million; and

•
if the Purchase Agreement is terminated by either party due to the Company’s failure to obtain stockholder approval of the Asset Sale and the Plan of Liquidation at the Annual Meeting, the Company will be responsible for reimbursing HTI for up to $850,000 in actual third party, non-HTI Advisor expenses, including non-HTI Advisor legal fees and any fee paid to HTI’s financial advisor, incurred in connection with the transactions contemplated by the Purchase Agreement.

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
The Company’s directors and officers (including all of the Company’s executive officers and one of the Company’s directors, in their capacitates as executives or members of the Advisor, the HTI Advisor and their affiliates) may have interests in the Asset Sale and the Plan of Liquidation that are different from, or in addition to, the interests of stockholders. The Advisor and the HTI Advisor, as well as their respective property managers, are indirectly owned and controlled by AR Global. Edward M. Weil, Jr., the executive chairman of our Board of Directors, is also a member of the HTI board of directors. Mr. Weil owns a non-controlling interest in the parent of AR Global and is also the chief executive officer of AR Global. In addition, the Company, HTI, the Advisor, the Property Manager and HTI's property manager have the same executive officers, W. Todd Jensen and Katie P. Kurtz. These interests also include the following:

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

•
Pursuant to the Letter Agreement, prior to the Closing Date and subject to completing the Asset Sale, the Company and the Advisor have agreed to enter into amendments to the Company's advisory agreement with the Advisor and the limited partnership agreement of the OP effective as of October 1, 2017 to facilitate the establishment of a value for Class B Units consistent with the applicable provisions of the Letter Agreement and certain of the other payments contemplated by the Letter Agreement, even though, without these amendments, the Advisor would not be entitled to receive liquidating distributions in connection with the Plan of Liquidation.

•
HTI acquiring our properties could result in an increase in the fees payable by HTI to its advisor and property manager and their affiliates under HTI's agreements with its advisor and property manager.

•
All outstanding and unvested restricted shares of the Company, including 4,798 unvested restricted shares held by the Company’s directors and executive officers in the aggregate as of June 30, 2017 and the 1,333 restricted shares automatically granted to each of the Company’s independent directors in connection with the Annual Meeting, will vest upon the sale of all or substantially all of the Company’s assets, which would occur if the Asset Sale is consummated.

•
HTI may be required to reimburse the HTI Advisor for insourced acquisition expenses up to a maximum of $0.6 million, representing 0.5% of the contract purchase price (as defined in HTI’s charter) being paid to acquire our properties.

•
HTI common stock may increase in value as a result of the Asset Sale, which may benefit HTI’s stockholders generally as well as AR Global, which directly or indirectly beneficially owns 8,888 shares of HTI common stock and 359,340 shares of HTI common stock issuable in exchange for certain performance-based restricted, forfeitable interests in HTI OP.

The Purchase Agreement contains provisions that could discourage a potential competing acquiror or could result in any competing proposal being at a lower price than it might otherwise be.
The Purchase Agreement contains “no shop” provisions that, subject to limited exceptions, restrict the Company from initiating, soliciting, knowingly encouraging or facilitating any inquiries or the making of any proposal, offer or other action that constitutes, or may reasonably be expected to lead to, any competing third-party proposals to acquire all or a significant part of the Company. In addition, if the Purchase Agreement is terminated under certain circumstances related to our Board of Directors changing its recommendation to the Company’s stockholders with respect to its approval of the Asset Sale or the Plan of Liquidation or the Company entering into an agreement related to a competing third-party proposals to acquire all or a significant part of the Company, the Company will be required to pay HTI a termination fee of $3.6 million.
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
The Company anticipates paying periodic liquidating distributions, including an initial liquidating distribution of $15.75 expected to be paid within two weeks following the closing of the Asset Sale, but the Company cannot determine at this time when it will be able to pay liquidating distributions to its stockholders or the amount of any liquidating distributions. The amount of net cash proceeds available for distribution pursuant to the Plan of Liquidation depends on a variety of factors, including, but not limited to, the timing of the closing of the Asset Sale; the amount required to pay both existing liabilities and obligations as well as any contingent liabilities; the cost of operating the Company through the date of its final dissolution; general business and economic conditions; and other matters.
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
The Board of Directors has adopted and approved the Plan of Liquidation, but may terminate the Plan of Liquidation for any reason until the time that the articles of dissolution have been filed with, and accepted for record by, the State Department of Assessments and Taxation of Maryland. Our Board of Directors may modify or amend the Plan of Liquidation without further action by the stockholders to the extent permitted under then current law. The Plan of Liquidation will only become effective if the Asset Sale is completed, following which the Company’s assets will consist primarily of cash. Although our Board of Directors has no present intention to pursue any alternative to the Plan of Liquidation, the members of our Board of Directors may conclude that abandoning the Plan of Liquidation is otherwise in the best interests of the Company and its stockholders. If our Board of Directors elects to pursue any alternative to the Plan of Liquidation, stockholders may not receive any of the distributions of net proceeds from the Asset Sale currently estimated to be available for distribution to stockholders.
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
For so long as the Company qualifies as a REIT and distributes all of its taxable income, the Company generally is not subject to federal income tax. Although our Board of Directors does not presently intend to terminate the Company’s REIT status prior to the final distribution of its assets and dissolution, our Board of Directors may take actions pursuant to the Plan of Liquidation that would result in a loss of REIT status. Upon the final distribution of the Company’s assets and dissolution, the Company’s existence and REIT status will terminate. However, there is a risk that the Company’s actions in pursuit of the Plan of Liquidation may cause the Company to fail to meet one or more of the requirements that must be met in order to qualify as a REIT prior to completion of the Plan of Liquidation. For example, to qualify as a REIT, at least 75% of the Company’s gross income must come from real estate sources and 95% of the Company’s gross income must come from real estate sources and certain other sources that are itemized in the REIT tax laws, mainly interest and dividends. The Company may encounter difficulties satisfying these requirements as part of the liquidation process. In addition, in connection with that process, the Company may recognize ordinary income in excess of the cash received. The REIT rules require the Company to pay out a large portion of its ordinary income in the form of a dividend to its stockholders. However, to the extent that the Company recognizes ordinary income without any cash available for distribution, and if the Company were unable to borrow to fund the required dividend or find another way to meet the REIT distribution requirements, the Company may cease to qualify as a REIT. While the Company expects to comply with the requirements necessary to qualify as a REIT in any taxable year, if it is unable to do so, the Company will, among other things (unless entitled to relief under certain statutory provisions):

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
Unregistered Sales of Equity Securities
We did not sell any equity securities that were not registered under the Securities Act during the three months ended September 30, 2017.
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
As of September 30, 2017, we have issued approximately 7.0 million shares of our common stock, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds from the IPO and the DRIP, net of share repurchases, of $171.1 million.
The following table reflects the number of shares repurchased cumulatively through September 30, 2017:

	Number of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2016	1,021	$24.97
Nine months ended September 30, 2017 (1)	82,494	22.79
Cumulative repurchases as of September 30, 2017	83,515	$22.82
_______________

(1)
Represents repurchases related to repurchase requests received during 2016, including 82,494 shares repurchased during the nine months ended September 30, 2017 for approximately $1.9 million at a weighted average price per share of $22.79, net of 1,110 share repurchase requests that were canceled. Excludes rejected repurchase requests received during 2016 with respect to 181,389 shares for $4.0 million at a weighted average price per share of $22.29, which were unfulfilled. On June 16, 2017, in furtherance of the Asset Sale, our Board of Directors determined to suspend the SRP indefinitely and, as authorized by the terms of the SRP, to reject any repurchase requests that we had received or will receive during calendar year 2017. The suspension of the SRP became effective as of July 19, 2017 and no shares have been, or will be, repurchased in connection with requests made during 2017.

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
The following table reflects the offering costs associated with the issuance of common stock:

Period from April 24, 2014 (date of inception) to
(In thousands)	September 30, 2017
Selling commissions and dealer manager fees	$14,368
Other offering costs(1)	7,071
Total offering costs	$21,439
_______________

(1)	Includes $3.8 million of other offering costs that are in excess of the limitation of 2.0% of gross proceeds received from the IPO, as described above.

We have used substantially all of the net proceeds from our IPO to acquire our real estate portfolio, as shown in the table below. The remaining offering proceeds, after the acquisition of our portfolio, along with cash flows from operations have and will be used for purposes of working capital and to pay distributions to our stockholders.

(In thousands)	Proceeds
Net cash proceeds from the IPO (1)	$171,098
Total offering costs	(21,439)
$149,659

Real estate investments, at cost (2)	$129,901
_______________

(1)	Includes shares issued pursuant to the DRIP and net of share repurchases.

(2)	Amount does not include impact of mortgage notes. See Note 5 - Mortgage Notes Payable.
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
Katie P. Kurtz
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Dated: November 13, 2017

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.1 (1)
Amendment, dated as of September 28, 2017, to the Letter Agreement, dated as of June 16, 2017, by and among American Realty Capital Healthcare Trust III, Inc., American Realty Capital Healthcare III Advisors, LLC and AR Global Investments, LLC

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

101*
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Healthcare Trust III, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________
*     Filed herewith.
(1)     Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2017.