Form 10-K
period 2017-12-31
American Realty Capital Healthcare Trust III, Inc.
filed 2018-03-26
CIK 1609234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2017
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
Securities registered pursuant to section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act: Common Stock, par value $0.01 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definition of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
As of February 28, 2018, the registrant had 6,958,970 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

FORM 10-K
Year Ended December 31, 2017

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
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We cannot determine the amount or timing of any further liquidating distributions that will be paid to our stockholders pursuant to our plan of liquidation (the "Plan of Liquidation").

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

•	In some circumstances, our stockholders could be held liable for amounts they received from us in connection with our dissolution.

•	No public market exists for shares of our common stock.

•	We are dependent on our Advisor to implement the Plan of Liquidation. Adverse changes in the financial condition of our Advisor or our relationship with our Advisor could adversely affect us.

•
Pursuing the Plan of Liquidation may cause us to fail to qualify as a real estate investment trust for U.S. federal income tax purposes (“REIT”), which could lower the amount of liquidating distributions.

In addition, we describe risks and uncertainties that could cause actual results and events to differ materially in "Risk Factors" (Part I, Item 1A of this Annual Report on Form 10-K) and "Management's Discussion and Analysis" (Part II, Item 7).

PART I
Item 1. Business
Organization
We were incorporated on April 24, 2014 as a Maryland corporation that elected and qualified to be taxed as a REIT beginning with our taxable year ended December 31, 2015. We were formed to primarily acquire a diversified portfolio of healthcare-related assets including medical office buildings ("MOB"), seniors housing communities and other healthcare-related facilities. We purchased our first property and commenced real estate operations in March 2015. As of December 31, 2017, we did not own any properties.
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
During the strategic review process, the Special Committee and its advisors contacted 23 potential partners and entered into 20 nondisclosure agreements. On June 16, 2017, we entered into a purchase agreement (the “Purchase Agreement”) to sell substantially all of our assets to Healthcare Trust, Inc. (“HTI”) for a purchase price of $120.0 million (the “Purchase Price”). HTI is sponsored and advised by affiliates of the Advisor.
In connection with its approval of the Purchase Agreement, our board of directors also approved the Plan of Liquidation, which was subject to stockholder approval. The closing of the transactions contemplated by the Purchase Agreement (the “Asset Sale”) was conditioned upon stockholder approval of both the Asset Sale and the Plan of Liquidation. Thus, if stockholders did not approve the Plan of Liquidation, the Asset Sale could not be completed even if stockholders approved the Asset Sale. Likewise, the effectiveness of the Plan of Liquidation was conditioned upon stockholder approval of the Plan of Liquidation and the closing of the Asset Sale. If the Asset Sale was not approved and did not close, the Plan of Liquidation would not have become effective regardless of whether or not it has been approved.
In connection with the Purchase Agreement, we entered into a letter agreement on the same date (as amended on September 28, 2017, the "Letter Agreement") governing, if the Asset Sale closed, the fees and expenses that had become or would become payable by and to the Advisor and its affiliates, on the one hand, and us, on the other hand. Pursuant to the Letter Agreement, the Advisor and the Property Manager paid, tendered, waived or assumed certain fees, expenses and obligations, as applicable, as partial satisfaction of the amounts related to expense reimbursements or fees previously paid by us to the Advisor and its affiliates, and no other amounts will be payable to the Advisor following the Closing although the Advisor has agreed to continue to provide us with services required to implement the Plan of Liquidation.
On December 21, 2017, our stockholders approved the Plan of Liquidation and the Asset Sale at our 2017 annual meeting of stockholders.
As a result of our stockholders' approval of the Plan of Liquidation we adopted Liquidation Basis of Accounting as of December 21, 2017.
On December 22, 2017, the Asset Sale closed (the "Closing") and HTI paid us $108.4 million, representing the purchase price under the Purchase Agreement of $120.0 million, less , (i) $0.7 million, reflecting prorations and closing adjustments pursuant to the Purchase Agreement, (ii) $4.9 million reflecting the outstanding principal amount of the loan secured by our Philip Center property which was assumed by HTI at the Closing in accordance with the Purchase Agreement, and (iii) $6.0 million deposited by HTI into an escrow account in accordance with the Purchase Agreement (the “Escrow Amount”). The Escrow Amount, less any amounts paid or reserved for pending or unsatisfied indemnification claims that HTI may make pursuant to the Purchase Agreement, will be released to us in installments over a period of 14 months following the Closing. In addition, we incurred $1.3 million in closing and other transaction costs.

Pursuant to the Plan of Liquidation, we are authorized to sell our assets and distribute the net proceeds to our stockholders after payment of all of our liabilities. We intend to wind up our affairs and distribute our assets, which consist primarily of cash after satisfying our liabilities, to the holders of our common stock in accordance with the Plan of Liquidation. We believe that the net cash proceeds generated by the Asset Sale will be sufficient to pay our expenses, including the expenses of liquidating, and to satisfy our liabilities and obligations.
In light of the Plan of Liquidation, our board of directors ceased declaring and paying regular distributions to our stockholders following the distributions to stockholders of record with respect to each day during the month of July 2017. On January 5, 2018, we paid an initial liquidating distribution of $15.75 per share of our common stock pursuant to the Plan of Liquidation (the "Initial Liquidating Distribution").
On July 18, 2017, the independent directors of our board of directors unanimously approved an estimated per-share net asset value of common stock as of July 18, 2017 equal to $17.64 based on 6,959,059 shares of common stock outstanding on a fully diluted basis (the “July Estimated Per-Share NAV”). The July Estimated Per-Share NAV was based on an estimate, prepared by the Advisor, of the range of net proceeds from the Asset Sale that may be available to distribute to the Company’s stockholders in one or more liquidating distributions pursuant to the Plan of Liquidation.
In light of the Closing and the payment of the Initial Liquidating Distribution, the independent directors of our board of directors updated the July Estimated Per-Share NAV, and, on January 8, 2018, we published an updated estimated per-share net asset value of common stock equal to $1.89 as of January 5, 2018 based on 6,959,059 shares of common stock outstanding on a fully diluted basis (the “Revised Estimated Per-Share NAV”). Our net assets in liquidation value per share of common stock as of December 31, 2017 was $2.14. Even though this amount is greater than the Revised Estimated Per-Share NAV, there can be no guarantee as to the exact amount of net liquidation proceeds that ultimately will be available for distribution to our stockholders pursuant to the Plan of Liquidation. This amount may vary from Revised Estimated Per-Share NAV and the net assets in liquidation value per share of common stock as of December 31, 2017. See “Item 1A. Risk Factors - Risks Related to the Plan of Liquidation - Both Revised Estimated Per-Share NAV and net assets in liquidation value per share are based on certain assumptions and estimates and may not reflect the amount that our stockholders will receive.”
The Revised Estimated Per-Share NAV is based on certain assumptions and estimates and there can be no guarantee at this time as to the exact amount that our stockholders will receive. During the course of liquidating and dissolving, we may incur unanticipated expenses and liabilities all of which are likely to reduce the cash available for distribution to our stockholders.
As of December 31, 2017, our net assets consist primarily of cash. In light of the Plan of Liquidation, the Company does not intend to conduct future investment activities.
Prior to the Plan of Liquidation, our principal investments objectives were:

•
to acquire a diversified portfolio of healthcare-related assets including MOBs, seniors housing communities and other healthcare-related facilities that generate sustainable growth in cash flow from operations to pay monthly cash distributions;

•	to preserve, protect and return our investors’ capital contributions;

•	to realize growth in the value of our investments upon our ultimate sale of such investments; and

•	to be prudent, patient and deliberate, taking into account current real estate markets.
Healthcare-related facilities included MOBs and outpatient facilities, seniors housing communities, such as assisted and independent living and memory care facilities, as well as hospitals, inpatient rehabilitation hospitals, long-term acute care centers, surgery centers, skilled nursing facilities, specialty medical and diagnostic facilities, research laboratories, and pharmaceutical buildings.
Plan of Liquidation
Pursuant to the Plan of Liquidation, we will be required to pay or provide for its liabilities and expenses, distribute the remaining proceeds of the liquidation of our assets to our stockholders, wind up our operations, and dissolve. Our common stock is registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). While implementing the Plan of Liquidation, we will remain subject to the reporting requirements under the Exchange Act. We may seek relief from the Securities and Exchange Commission (the "SEC") from these reporting requirements after we file our articles of dissolution, but there can be no assurance that this relief will be granted.
Pursuant to the Plan of Liquidation, we will, among other things:

•	pay or provide for our liabilities, obligations and expenses, which may include establishing a reserve fund to provide for payment of contingent or unknown liabilities;

•
liquidate and dissolve the OP and the indirect subsidiaries of the Company and the OP, and distribute the net proceeds of the liquidation in accordance with the provisions of the organizational documents of those entities and the laws of the States of Maryland and Delaware, as applicable;

•
distribute cash and the remaining proceeds of the Asset Sale and our liquidation to stockholders in one or more distributions after paying or providing for liabilities, obligations and expenses and taking all necessary or advisable actions to wind up our affairs; and

•	wind up our operations and dissolve the Company, all in accordance with the Plan of Liquidation.
The Plan of Liquidation requires us to use commercially reasonable efforts to liquidate and dissolve the Company and to distribute all of the Company’s assets to the holders of outstanding shares of common stock no later than the second anniversary of the effective date of the Plan of Liquidation. The Plan of Liquidation also provides, however, that this final distribution will not occur earlier than the end of the 14-month survival period of the representations and warranties under the Purchase Agreement and will not occur prior to final resolution of any unsatisfied indemnification claims or other claims that are first made prior to the end of that period.
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
On December 22, 2017, the Tax Cuts and Jobs Act was signed into law by the U.S. President. We are not aware of any provision in the final tax reform legislation or any pending tax legislation that would adversely affect our ability to operate as a REIT or to qualify as a REIT for U.S. federal income tax purposes. However, new legislation, as well as new regulations, administrative interpretations, or court decisions may be introduced, enacted, or promulgated from time to time, that could change the tax laws or interpretations of the tax laws regarding qualification as a REIT, or the federal income tax consequences of that qualification, in a manner that is adverse to our qualification as a REIT.
Employees
We have no employees. Instead, the employees of our Advisor and its affiliates perform a full range of services for us. Pursuant to amendments to our advisory agreement with the Advisor entered into in connection with the execution of the Purchase Agreement and the Closing, the Advisor has agreed to provide us with services required to implement the Plan of Liquidation following the Closing. Pursuant to these amendments and the Letter Agreement, the amounts payable by us to Advisor for these services will be automatically waived in partial satisfaction of certain amounts otherwise due to us from the Advisor in accordance with the terms of the Letter Agreement, and no other amounts will be payable to the Advisor following the Closing. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” for a further description of these arrangements. We are dependent on the Advisor for services that are essential to us, including general administrative responsibilities. In the event that our Advisor were unable to provide these services to us, we would be required to provide such services ourselves by hiring our own workforce or obtaining such services from another third party at potentially higher costs.
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

Item 1A. Risk Factors
Set forth below are the risk factors that we believe are material to our investors. The occurrence of any of the risks discussed in this Annual Report on Form 10-K could have a material adverse effect on our business, financial condition, results of operations and ability to pay liquidating distributions.
Risks Related to the Plan of Liquidation
We cannot determine at this time the amount or timing of any further liquidating distributions to our stockholders.
We paid the Initial Liquidating Distribution of $15.75 in January 2018 and we anticipate paying an additional liquidating distribution or distributions in the future, but we cannot determine at this time when we will be able to pay liquidating distributions or the amount of any further liquidating distributions. The amount of net cash proceeds available for distribution pursuant to the Plan of Liquidation depends on a variety of factors, including, but not limited to, the amount required to pay both existing liabilities and obligations as well as any contingent liabilities and the cost of operating the Company through the date of its final dissolution.
Under the Purchase Agreement, we are obligated to indemnify HTI in certain circumstances, including with respect to any stockholder litigation brought by our stockholders directly or derivatively in connection with the transactions contemplated by the Purchase Agreement. Indemnifiable losses incurred by HTI, if any, for which we are liable are recoverable by HTI first out of the Escrow Amount and then, to the extent the indemnifiable losses exceed the Escrow Amount, from us. Moreover, the Plan of Liquidation states that the final liquidating distribution will not occur earlier than the end of the 14-month survival period of the representations and warranties under the Purchase Agreement, which is February 22, 2019, and will not occur prior to final resolution of any unsatisfied indemnification claims or other claims that are first made prior to the end of that period. Funding indemnity claims or other contingent liabilities could delay and reduce distributions to stockholders.
We will also continue to incur liabilities and expenses from operations prior to the dissolution of the Company. Our estimates regarding our expense levels may be inaccurate. Any unexpected claims, liabilities or expenses may delay the timing of and reduce the amount of cash available for distribution to stockholders.
In some circumstances, our stockholders could be held liable for amounts they received from us in connection with the dissolution.
If we fail to create an adequate reserve to pay its expenses and liabilities, or if we transfer our assets to a liquidating trust and the reserve and the assets held by the liquidating trust are less than the amount ultimately required to pay expenses and liabilities, each stockholder or holder of a beneficial interest in the liquidating trust could be held liable to creditors for the holder’s pro rata portion of any excess amounts owed to the creditor, albeit limited to the amounts previously received by the stockholder in distributions from the Company or the liquidating trust, as applicable. Accordingly, a stockholder could be required to return all liquidating distributions received from the Company or the liquidating trust. If a stockholder has paid taxes on distributions previously received, a repayment of all or a portion of the amount of a distribution could result in a stockholder incurring a net tax cost if the stockholder’s repayment does not cause a commensurate reduction in taxes payable.
If we fail to adequately provide for our expenses and liabilities or if the amount ultimately required to be paid in respect of the liabilities exceeds the amount available from the contingency reserve and the assets of the liquidating trust, our creditors could seek an injunction to prevent the Company or liquidating trust, as applicable, from paying distributions under the Plan of Liquidation on the grounds that the amounts to be distributed are needed to provide for the payment of expenses and liabilities. Any such action could delay or substantially diminish the cash distributions that the Company pays to its stockholders or holders of beneficial interests of any liquidating trust.
We will continue to incur the expenses of complying with public company reporting requirements.
Through our liquidation and dissolution, we will be required to continue to comply with the applicable reporting requirements of the Exchange Act. We will continue to incur costs to comply with these reporting requirements, which will reduce the amount of cash available for distribution to stockholders.
Our board of directors may abandon or delay implementation of the Plan of Liquidation.
Our board of directors has adopted and approved the Plan of Liquidation, and the Plan of Liquidation has become effective, but our board of directors may still terminate the Plan of Liquidation for any reason until the time that the articles of dissolution have been filed with, and accepted for record by, the State Department of Assessments and Taxation of Maryland. Our board of directors may modify or amend the Plan of Liquidation without further action by the stockholders to the extent permitted under then current law. Our assets consist primarily of cash. Although our board of directors has no present intention to pursue any alternative to the Plan of Liquidation, the members of our board of directors may conclude that abandoning the Plan of Liquidation is otherwise in the best interests of the Company and its stockholders. If our board of directors elects to pursue any alternative to the Plan of Liquidation, stockholders may not receive any of the distributions of net proceeds from the Asset Sale currently estimated to be available for distribution to stockholders.

We are dependent on our Advisor to provide us with executive officers, key personnel and all services required for us to implement the Plan of Liquidation.
We have no employees. Personnel and services that we require are provided to us under contracts with our Advisor and our Property Manager. We depend on our Advisor to manage our operations and implement the Plan of Liquidation. Our Advisor makes all decisions with respect to the management of our company, subject to the supervision of, and any guidelines established by, our board of directors.
We also depend to a significant degree upon the contributions of our executive officers. Our executive officers are also executive officers of HTI, which is sponsored and advised by entities under common control with AR Global and our Advisor. Competition for such skilled personnel is intense, and we cannot assure you that our Advisor will be successful in attracting and retaining skilled personnel capable of meeting the needs of our business. We cannot guarantee that all, or any particular one of these key personnel, will continue to provide services to us or our Advisor, and the loss of any of these key personnel could cause our ability to implement the Plan of Liquidation to suffer. Further, we have not and do not intend to separately maintain key person life insurance on any of our Advisor’s key personnel.
Pursuant to amendments to our advisory agreement with the Advisor entered into in connection with the execution of the Purchase Agreement and the Closing, the Advisor has agreed to provide us with services required to implement the Plan of Liquidation following the Closing. Pursuant to these amendments and the Letter Agreement, the amounts payable by us to Advisor for these services will be automatically waived in partial satisfaction of certain amounts otherwise due to us from the Advisor in accordance with the terms of the Letter Agreement, and no other amounts will be payable to the Advisor following the Closing. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” for a further description of these arrangements. We are dependent on the Advisor for services that are essential to us, including general administrative responsibilities. In the event that our Advisor were unable to provide these services to us, we would be required to provide such services ourselves by hiring our own workforce or obtaining such services from another third party at potentially higher costs.
Moreover, any adverse changes in the financial health of our Advisor could negatively impact their ability to supply us with the key personnel necessary for successful operations.
On March 8, 2017, the creditor trust established in connection with the bankruptcy of RCS Capital Corporation (“RCAP”), which prior to its bankruptcy filing was under common control with the Advisor, filed suit against AR Global, the Advisor, advisors of other entities sponsored by AR Global, and AR Global’s principals (including Edward M. Weil, Jr., our chairman). The suit alleges, among other things, certain breaches of duties to RCAP. We are neither a party to the suit, nor are there allegations related to the services the Advisor provides to us. On May 26, 2017, the defendants moved to dismiss. On November 30, 2017, the court issued an opinion partially granting the defendant's motion. The Advisor has informed us that it believes the suit is without merit and intends to defend against it vigorously.
Any adverse changes in the financial condition of, or our relationship with, our Advisor, including any change resulting from an adverse outcome in any litigation, could hinder their ability to successfully implement the Plan of Liquidation. Additionally, changes in ownership or management practices, the occurrence of adverse events affecting our Advisor or its affiliates or other companies advised by our Advisor and its affiliates could create adverse publicity and adversely affect us.
No public market exists for shares of our common stock.
No public market currently exists for shares of our common stock, which are illiquid. Further, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. Therefore, it is difficult for our stockholders to sell their shares promptly, at favorable prices or at all.
Both Revised Estimated Per-Share NAV and net assets in liquidation value per share are based on certain assumptions and estimates and may not reflect the amount that our stockholders will receive.
The Revised Estimated Per-Share NAV of $1.89 per share and the net assets in liquidation value per share of common stock as of December 31, 2017 included in the accompanying consolidated financial statements are both based on certain assumptions and estimates. There can be no guarantee as to the exact amount of net liquidation proceeds that ultimately will be available for distribution to the Company’s stockholders pursuant to the Plan of Liquidation. This amount may vary from the Revised Estimated Per-Share NAV and the net assets in liquidation value per share of common stock as of December 31, 2017 included in the accompanying consolidated financial statements. Moreover, neither the Revised Estimated Per-Share NAV nor the net assets in liquidation value per share of common stock as of December 31, 2017 included in the accompanying consolidated financial statements represents the amount a stockholder would obtain if a stockholder sold his or her shares.

These estimates of what a stockholder may ultimately receive in total from our liquidation are based on assumptions that may not be accurate or complete and include, among other things, estimates and assumptions as to the actual amount of time it will take to complete the implementation of the Plan of Liquidation and whether the Company will be required to provide for any unknown and outstanding liabilities or expenses, which may include the establishment of a reserve fund or transferring assets to a liquidating trust to pay contingent liabilities and ongoing expenses in an amount to be determined as information concerning such contingencies and expenses becomes available. For example, under the Purchase Agreement, the Company is obligated to indemnify HTI in certain circumstances, including with respect to any stockholder litigation brought by the Company’s stockholders directly or derivatively in connection with the transactions contemplated by the Purchase Agreement. Indemnifiable losses incurred by HTI, if any, for which the Company is liable will reduce the amount of cash available for distribution to stockholders. Moreover, the Plan of Liquidation states that the final liquidating distribution will not occur earlier than the end on February 22, 2019 of the 14-month survival period of the representations and warranties under the Purchase Agreement and will not occur prior to final resolution of any unsatisfied indemnification claims or other claims that are first made prior to the end of that period. Funding indemnity claims or other contingent liabilities could delay and reduce distributions to stockholders. The Company will also continue to incur liabilities and expenses from operations prior to the dissolution of the Company. The Company’s estimates regarding its expense levels may be inaccurate. Any unexpected claims, liabilities or expenses that arise, or any claims, liabilities or expenses that exceed the Company’s estimates, will reduce the amount of cash available for distribution to stockholders.
Our Advisor or any other party that provides us with services essential to our operations may experience system failures or cyber-incidents or a deficiency in cybersecurity.
Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for the internal information technology systems of our Advisor and other parties that provide us with services essential to our operations, these systems are vulnerable to damage from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our implementation of the Plan of Liquidation.
A cyber-incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of information resources. More specifically, a cyber-incident is an intentional attack or an unintentional event that can result in third parties gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. As reliance on technology has increased, so have the risks posed to the systems of our Advisor and other parties that provide us with services essential to our operations, both internal and those that have been outsourced. In addition, the risk of a cyber-incident, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted attacks and intrusions evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected.
The remediation costs experienced by a victim of a cyber-incident may be significant and significant resources may be required to repair system damage, protect against the threat of future security breaches or to alleviate problems, including reputational harm and litigation, caused by any breaches. In addition, a security breach or other significant disruption involving the IT networks and related systems of our Advisor or any other party that provides us with services essential to our operations could:

•	result in misstated financial reports, missed reporting deadlines and/or missed permitting deadlines;

•	affect our ability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;

•
result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;

•	require significant management attention and resources to remedy any damages that result;

•	subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or

•	adversely impact our reputation.
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

Risks Related to Conflicts of Interest
Our Advisor, AR Global and their officers and employees and certain of our executive officers and other key personnel face competing demands relating to their time.
Our Advisor, AR Global and their officers and employees and certain of our executive officers and other key personnel and their respective affiliates are key personnel, general partners, sponsors, managers, owners and advisors of other real estate investment programs, including AR Global-sponsored REITs, some of which have legal and financial obligations similar to ours and may have other business interests as well. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. If this occurs, the amount of liquidating distributions we pay to our stockholders may decline.
All of our executive officers, some of our directors and the key real estate and other professionals assembled by our Advisor and our Property Manager face conflicts of interest related to their positions or interests in affiliates of AR Global, including HTI.
All of our executive officers, some of our directors and the key real estate and other professionals assembled by our Advisor and Property Manager are also executive officers, directors, managers, key professionals or holders of a direct or indirect interests in our Advisor and our Property Manager or other AR Global-affiliated entities. Through our Advisor's affiliates, some of these persons work on behalf of programs sponsored directly or indirectly by AR Global, including HTI. As a result, they have duties to each of these entities, which could conflict with the duties they owe to us and could result in action or inaction detrimental to us. Conflicts with our interests are most likely to arise from disputes under the Purchase Agreement, particular disputes regarding potential indemnification claims during the 14-month survival period of the representations and warranties under the Purchase Agreement.

U.S. Federal Income Tax Risks
Pursuing the Plan of Liquidation may cause the Company to fail to qualify as a REIT, which could lower the amount of further liquidating distributions.
For so long as the Company qualifies as a REIT and distributes all of its taxable income, the Company generally is not subject to federal income tax. However, our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. Although our board of directors does not presently intend to terminate the Company’s REIT status prior to the final distribution of its assets and dissolution, our board of directors may take actions pursuant to the Plan of Liquidation that would result in a loss of REIT status. Upon the final distribution of the Company’s assets and dissolution, the Company’s existence and REIT status will terminate. However, there is a risk that the Company’s actions in pursuit of the Plan of Liquidation may cause the Company to fail to meet one or more of the requirements that must be met in order to qualify as a REIT prior to completion of the Plan of Liquidation. For example, to qualify as a REIT, at least 75% of the Company’s gross income must come from real estate sources and 95% of the Company’s gross income must come from real estate sources and certain other sources that are itemized in the REIT tax laws, mainly interest and dividends. The Company may encounter difficulties satisfying these requirements as part of the liquidation process including, for example, compliance with the 75% gross income requirement because the only gross income earned likely would be with respect to the cash held by the Company following the disposition of all its assets. In addition, in connection with that process, the Company may recognize ordinary income in excess of the cash received. The REIT rules require the Company to pay out a large portion of its ordinary income in the form of a dividend to its stockholders. However, to the extent that the Company recognizes ordinary income without any cash available for distribution, and if the Company were unable to find a way to meet the REIT distribution requirements, the Company may cease to qualify as a REIT. While the Company intends to comply with the requirements necessary to qualify as a REIT in any taxable year, if it is unable to do so, the Company will, among other things (unless entitled to relief under certain statutory provisions):

•	not be allowed a deduction for dividends paid to stockholders in computing the Company’s taxable income;

•	be subject to federal income tax on the Company’s taxable income, if any, at the corporate rate;

•	be subject to increased state and local taxes; and

•	be disqualified from treatment as a REIT for the taxable year in which the Company loses its qualification and for the four following taxable years.
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
Pursuant to the Foreign Investment in Real Property Tax Act of 1980 ("FIRPTA"), capital gain distributions, and pursuant to IRS guidance, liquidating distributions, attributable to sales or exchanges of “U.S. real property interests” ("USRPIs") generally will be taxed to a non-U.S. stockholder (other than a qualified pension plan, entities wholly owned by a qualified pension plan and certain foreign publicly traded entities) as if such gain were effectively connected with a U.S. trade or business. However, a capital gain dividend will not be treated as effectively connected income if (a) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (b) the non-U.S. stockholder does not own more than 10% of the class of our stock at any time during the one-year period ending on the date the distribution is received. Our shares have not been “regularly traded” on an established securities market, and therefore, this exception does not apply.

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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties
We do not own any properties as of December 31, 2017.
As of December 31, 2017, our assets consist primarily of cash. In light of the Plan of Liquidation, we do not intend to conduct future investment activities.
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
On July 18, 2017, the independent directors of our board of directors unanimously approved the July Estimated Per-Share NAV equal to $17.64 based on 6,959,059 shares of common stock outstanding on a fully diluted basis. The July Estimated Per-Share NAV was based on an estimate, prepared by the Advisor, of the range of net proceeds from the Asset Sale that may be available to distribute to our stockholders in one or more liquidating distributions pursuant to the Plan of Liquidation.
In light of the Closing and the payment of the Initial Liquidating Distribution, the independent directors of our board of directors updated the July Estimated Per-Share NAV, and, on January 8, 2018, we published the Revised Estimated Per-Share NAV equal to $1.89 as of January 5, 2018 based on 6,959,059 shares of common stock outstanding on a fully diluted basis. Our net assets in liquidation value per share of common stock as of December 31, 2017 was $2.14. Even though this amount is greater than the Revised Estimated Per-Share NAV, there can be no guarantee as to the exact amount of net liquidation proceeds that ultimately will be available for distribution to the Company’s stockholders pursuant to the Plan of Liquidation. This amount may vary from Revised Estimated Per-Share NAV and the net assets in liquidation value per share of common stock as of December 31, 2017. See “Item 1A. Risk Factors - Risks Related to the Plan of Liquidation - Both Revised Estimated Per-Share NAV and net assets in liquidation value per share are based on certain assumptions and estimates and may not reflect the amount that our stockholders will receive.”
Holders
As of February 28, 2018, we had 6,958,970 shares of common stock outstanding held by a total of 3,835 stockholders.
Distributions
We elected and qualified to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ended December 31, 2015. As a REIT, we are required to distribute at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard for the deduction for dividends paid and excluding net capital gains, to our stockholders annually. The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution and annual distribution requirements needed to qualify and maintain our status as a REIT under the Code. The following table details the tax treatment of the distributions paid per share during the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017		2016		2015
Return of capital	100.0%	$1.04	67.4%	$1.05	93.4%	$1.04
Ordinary dividend income	—%	—	32.6%	0.51	6.6%	0.07
	100.0%	$1.04	100.0%	$1.56	100%	$1.11
On January 29, 2015, our board of directors authorized, and we began paying, monthly distributions payable to stockholders of record each day during the applicable period at a rate equivalent to $1.56 per annum per share of common stock, beginning March 15, 2015. During July 2017, in light of the Asset Sale and Plan of Liquidation, which were still pending at that time, we ceased declaring and paying regular distributions to our stockholders following the distributions to stockholders of record with respect to each day during the month of July 2017. The following table reflects distributions declared and paid in cash to common stockholders, including distributions reinvested through our distribution reinvestment plan (the "DRIP"), which was terminated in connection with the closing, but excluding distributions related to Class B Units as these distributions are recorded as expenses in the consolidated statements of operations and comprehensive loss, during the years ended December 31, 2017 and 2016, and the Initial Liquidating Distribution declared in December 2017 and paid in January 2018 in the amount of $15.75 per share of our common stock.

(In thousands)	Total Distributions Paid	Total Distributions Declared
1st Quarter, 2017	$2,668	$2,665
2nd Quarter, 2017	2,736	2,708
3rd Quarter, 2017	1,815	922
4th Quarter, 2017	—	109,605
Total 2017	$7,219	$115,900

(In thousands)	Total Distributions Paid	Total Distributions Declared
1st Quarter, 2016	$2,645	$2,646
2nd Quarter, 2016	2,689	2,667
3rd Quarter, 2016	2,708	2,714
4th Quarter, 2016	2,699	2,735
Total 2016	$10,741	$10,762
Sales of Unregistered Securities
On December 21, 2017, we awarded 1,333 restricted shares to each of our independent directors under the employee and director incentive restricted share plan ("RSP"). No selling commissions or other consideration were paid in connection with such issuances, which were made without registration under the Securities Act in reliance upon the exemption from registration in Section 4(a)(2) of the Securities Act as transactions not involving any public offering.

Use of Proceeds from Sales of Registered Securities
On August 20, 2014, we commenced our initial public offering of common stock (the "IPO") on a "reasonable best efforts" basis of up to a maximum of $3.1 billion of common stock, consisting of up to 125.0 million shares, pursuant to the Registration Statement initially filed on May 28, 2014 with the SEC under the Securities Act of 1933, as amended. The Registration Statement, which was declared effective by the SEC on August 20, 2014, also covered 26.3 million shares of common stock pursuant to the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. As of December 31, 2017, we had issued approximately 7.0 million shares of our common stock, including shares issued pursuant to the DRIP, and had received total proceeds from the IPO and the DRIP, net of share repurchases, of $169.4 million. On August 20, 2016, the IPO lapsed in accordance with its terms. We continued to offer shares under the DRIP until it was suspended in connection with the execution of the Purchase Agreement and terminated in connection with the Closing.
We incurred offering costs associated with the issuance of our common stock. We were responsible for offering and related costs from the IPO, excluding selling commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs, excluding selling commissions and dealer manager fees, in excess of the 2.0% limitation as of the end of the IPO are the Advisor's responsibility. As of the end of the IPO, which lapsed in accordance with its terms in August 2016, offering and related costs, excluding commissions and dealer manager fees, exceeded 2.0% of gross proceeds received from the IPO by $3.8 million. The obligation of the Advisor and its affiliates to pay this amounts, was satisfied through the agreement to pay payment, tender, waiver or assumption of certain fees, expenses and obligations, as applicable, pursuant to the Letter Agreement. See "Item 13. Certain Relationships and Related Transactions, and Director Independence" for a further description of these arrangements.

The following table reflects the offering costs associated with the issuance of common stock:

Period from April 24, 2014 (date of inception) to
(In thousands)	December 31, 2017
Selling commissions and dealer manager fees	$14,368
Other offering costs (1)	7,071
Total offering costs	$21,439
_______________

(1)	Includes $3.8 million of other offering costs that are in excess of the limitation of 2.0% of gross proceeds received from the IPO, as described above.
We have used substantially all of the net proceeds from our IPO to acquire our real estate portfolio, as shown in the table below. The remaining offering proceeds, after the acquisition of our portfolio, along with cash flows from operations have and will be used for purposes of working capital and to pay distributions to our stockholders.

(In thousands)	Proceeds
Net cash proceeds from the IPO (1)	$171,098
Total offering costs	(21,439)
$149,659

Real estate investments, at cost (2)	$129,901
_______________

(1)	Includes proceeds from shares issued pursuant to the DRIP and is net of share repurchases.

(2)	Amount does not include impact of mortgage notes. See Note 7 — Mortgage Note Payable.
As of December 31, 2017, we have incurred $21.4 million of cumulative offering costs in connection with registering and selling shares of our common stock. As of December 31, 2017, cumulative offering costs included $4.1 million of offering cost reimbursements incurred from the Advisor, Former Dealer Manager and Sponsor, excluding commissions and dealer manager fees.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our share repurchase program ("SRP") was suspended in connection with the execution of the Purchase Agreement in June 2017 and terminated in connection with the Closing of the Asset Sale in December 2017. We did not make any repurchases of common stock pursuant to our SRP or otherwise during the three months ended December 31, 2017.
On June 29, 2016, our board of directors further amended the SRP (the "Second SRP Amendment") to provide, solely for calendar year 2016, for a nine-month repurchase period ending September 30, 2016 and a three-month repurchase period ending December 31, 2016, instead of two semi-annual periods ending June 30 and December 31. The annual limit on repurchases under the SRP remained unchanged and continued to be limited to a maximum of 5.0% of the Prior Year Outstanding Shares and was subject to the terms and limitations set forth in the SRP. Accordingly, the nine-month repurchase period ending September 30, 2016 was limited to a maximum of 3.75% of the Prior Year Outstanding Shares and the three-month repurchase period ending December 31, 2016 was limited to a maximum of 1.25% of the Prior Year Outstanding Shares, and in each case was subject to the terms and conditions set forth in the SRP, as amended. The Second SRP Amendment also provided, for calendar year 2016 only, that any amendments, suspensions or terminations of the SRP that became effective on the day following tour public announcement of such amendments, suspension or termination. The Second SRP Amendment became effective on July 30, 2016 and only applied to repurchase periods in calendar year 2016.
On September 21, 2016, our board of directors further amended the SRP (the "Third SRP Amendment") to provide, solely for calendar year 2016, for one twelve-month repurchase period ending December 31, 2016. The annual limit on repurchases under the SRP remained unchanged and were limited to a maximum of 5.0% of the Prior Year Outstanding Shares and were subject to the terms and limitations set forth in the SRP. Following calendar year 2016, the repurchase periods returned to two semi-annual periods and applicable limitations set forth in the SRP. The Third SRP Amendment became effective on September 22, 2016 only applied to repurchase periods in calendar year 2016.

The following table summarizes our SRP activity for the periods presented. The cost of the repurchased shares did not exceed DRIP proceeds during the periods presented. We funded share repurchases from proceeds from issuance of common stock under our DRIP.

	Number of Shares Repurchased	Cost of Shares Repurchased	Average Price per Share
		(In thousands)
Period from April 24, 2014 (date of inception) to December 31, 2014	—	$—	$—
Year Ended December 31, 2015 (1)	1,021	25	24.97
Year Ended December 31, 2016 (2)	—	—	—
Year Ended December 31, 2017 (2)	82,494	1,886	22.79
Cumulative repurchases as of December 31, 2017	83,515	1,911	$22.82
Proceeds received from shares issued under the DRIP		7,950
Excess		$6,039
_______________

(1)	Excludes rejected repurchases of 1,336 shares for approximately $33,000 at an average price per share of $24.95, which were unfulfilled as of December 31, 2015.

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

Item 6. Selected Financial Data.
The following selected financial data as of December 31, 2017, 2016, 2015 and 2014 and for the period from January 1, 2017 through December 21, 2017, the years ended December 31, 2016, 2015 and the period from April 24, 2014 (date of inception) to December 31, 2014 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" below:

Statement of Net Assets (in thousands, except per share data)	Liquidation Basis December 31, 2017
Total Assets	$127,113
Distributions payable	109,605
Liability for estimated costs in excess of estimated receipts during liquidation	2,317
Accounts payable and accrued expenses	310
Net assets in liquidation	14,881
Net assets in liquidation - value per share of common stock	2.14
(1) The net assets in liquidation - value per share of common stock as of December 31, 2017 of $2.14, plus the Initial Liquidating Distribution of $15.75 per share, would result in cumulative distributions of $17.89 per share as of December 31, 2017. See “Item 1A. Risk Factors - Risks Related to the Plan of Liquidation - Both Revised Estimated Per-Share NAV and net assets in liquidation value per share are based on certain assumptions and estimates and may not reflect the amount that our stockholders will receive.”

Balance sheet data (In thousands)	Going Concern Basis
	December 31,
	2016	2015	2014
Total real estate investments, at cost	$129,872	$129,804	$—
Total assets	140,056	145,744	246
Mortgage note payable, net of deferred financing costs	4,919	4,985	—
Total liabilities	10,034	10,019	2,520
Total stockholders' equity (deficit)	129,558	135,253	(2,274)

	Period From January 1, 2017 Through December 21,	Year Ended December 31,		For the Period from April 24, 2014 (date of inception) to
Operating data (In thousands, except for share and per share data)	2017	2016	2015	December 31, 2014
Total revenues	$14,134	$14,622	$4,143	$—
Total expenses	15,223	13,524	9,215	180
Operating income (loss)	(1,089)	1,098	(5,072)	(180)
Total other expense	(179)	(187)	(73)	—
Income (loss) before income taxes	(1,268)	911	(5,145)	(180)
Income tax benefit (expense)	56	(149)	(84)	—
Net income (loss)	(1,212)	762	(5,229)	(180)
Net income (loss) attributable to non-controlling interests	(15)	(17)	11	—
Net income (loss) attributable to stockholders	$(1,227)	$745	$(5,218)	$(180)
Other data:
Cash flows provided by (used in) operating activities	$4,769	$6,401	$(2,702)	$(154)
Cash flows used in investing activities	(63)	(132)	(122,506)	—
Cash flows provided by (used in) financing activities	(7,821)	(6,731)	141,891	341
Per share data:
Basic weighted-average shares outstanding	6,949,489	6,882,285	3,344,191	7,937
Basic net income (loss) per share	$(0.18)	$0.11	$(1.56)	$(22.68)
Diluted weighted-average shares outstanding	6,949,489	6,887,841	3,344,191	7,937
Diluted net income (loss) per share	$(0.18)	$0.09	$(1.56)	$(22.68)
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see "Forward-Looking Statements" and "Risk Factors" elsewhere in this Annual Report on Form 10-K for a description of these risks and uncertainties.
Overview
We (including, as required by context, American Realty Capital Healthcare III Operating Partnership, L.P. (the "OP") and its subsidiaries) were incorporated on April 24, 2014 as a Maryland corporation that elected and qualified to be taxed as a Real Estate Investment Trust ("REIT") beginning with our taxable year ended December 31, 2015.
On June 16, 2017, we entered into the Purchase Agreement to sell substantially all of our assets to HTI for a purchase price of $120.0 million. HTI is sponsored and advised by affiliates of the Advisor.
In connection with its approval of the Purchase Agreement, our board of directors also approved the Plan of Liquidation, which was subject to stockholder approval. The closing of the transactions contemplated by the Purchase Agreement (the “Asset Sale”) was conditioned upon stockholder approval of both the Asset Sale and the Plan of Liquidation. Thus, if stockholders did not approve the Plan of Liquidation, the Asset Sale could not be completed even if stockholders approved the Asset Sale. Likewise, the effectiveness of the Plan of Liquidation was conditioned upon stockholder approval of the Plan of Liquidation and the closing of the Asset Sale. If the Asset Sale was not approved and did not close, the Plan of Liquidation would not have become effective regardless of whether or not it was approved.
Substantially all of our business is conducted through the OP. We have no employees. The Advisor has been retained to manage our affairs on a day-to-day basis. We also have retained the Property Manager to serve as our property manager. The Advisor and the Property Manager are under common control with AR Global, the parent of our sponsor, as a result of which they are related parties, and each of which have received compensation, fees and other expense reimbursements from us for services related to managing our business.

In connection with the Purchase Agreement, we entered into the Letter Agreement governing, if the Asset Sale closed, the fees and expenses that had become or would become payable by and to the Advisor and its affiliates, on the one hand, and us, on the other hand. Pursuant to the Letter Agreement, the Advisor and the Property Manager paid, tendered, waived or assumed certain fees, expenses and obligations, as applicable, as partial satisfaction of the amounts related to expense reimbursements or fees previously paid by us to the Advisor and its affiliates, and no other amounts will be payable to the Advisor following the Closing although the Advisor has agreed to continue to provide us with services required to implement the Plan of Liquidation.
On December 21, 2017, our stockholders approved the Plan of Liquidation and the Asset Sale at our 2017 annual meeting of stockholders.
As a result of our stockholders' approval of the Plan of Liquidation, we adopted Liquidation Basis of Accounting as of December 21, 2017.
On December 22, 2017, at the Closing, HTI paid us $108.4 million, representing the purchase price under the Purchase Agreement of $120.0 million, less, (i) $0.7 million, reflecting prorations and closing adjustments pursuant to the Purchase Agreement, (ii) $4.9 million, reflecting the outstanding principal amount of the loan secured by our Philip Center property which was assumed by HTI at the Closing in accordance with the Purchase Agreement, and (iii) $6.0 million deposited by HTI into an escrow account in accordance with the Purchase Agreement. The Escrow Amount, less any amounts paid or reserved for pending or unsatisfied indemnification claims that HTI may make pursuant to the Purchase Agreement, will be released to us in installments over a period of 14 months following the Closing. In addition, we incurred $1.3 million in closing and other transaction costs.
Pursuant to the Plan of Liquidation, we are authorized to sell our assets and distribute the net proceeds to our stockholders after payment of all of our liabilities. We intend to wind up our affairs and distribute our assets, which consist primarily of cash after satisfying our liabilities, to the holders of our common stock in accordance with the Plan of Liquidation. We believe that the net cash proceeds generated by the Asset Sale will be sufficient to pay our expenses, including the expenses of liquidating, and to satisfy our liabilities and obligations.
In light of the Plan of Liquidation, our board of directors ceased declaring and paying regular distributions to our stockholders following the distributions to stockholders of record with respect to each day during the month of July 2017. On January 5, 2018, we paid an initial liquidating distribution of $15.75 per share of our common stock pursuant to the Plan of Liquidation (the “Initial Liquidating Distribution”).
On July 18, 2017, the independent directors of the board of directors unanimously approved an estimated per-share net asset value of common stock as of July 18, 2017 equal to $17.64 based on 6,959,059 shares of common stock outstanding on a fully diluted basis. The July Estimated Per-Share NAV was based on an estimate, prepared by the Advisor, of the range of net proceeds from the Asset Sale that may be available to distribute to the Company’s stockholders in one or more liquidating distributions pursuant to the Plan of Liquidation.
In light of the Closing and the payment of the Initial Liquidating Distribution, the independent directors of the board of directors updated the July Estimated Per-Share NAV, and, on January 8, 2018, we published the Revised Estimated Per-share NAV equal to $1.89 as of January 5, 2018 based on 6,959,059 shares of common stock outstanding on a fully diluted basis. Our net assets in liquidation value per share of common stock as of December 31, 2017 was $2.14. Even though this amount is greater than the Revised Estimated Per-Share NAV, there can be no guarantee as to the exact amount of net liquidation proceeds that ultimately will be available for distribution to the Company’s stockholders pursuant to the Plan of Liquidation. This amount may vary from Revised Estimated Per-Share NAV and the net assets in liquidation value per share of common stock as of December 31, 2017. See “Item 1A. Risk Factors - Risks Related to the Plan of Liquidation - Both Revised Estimated Per-Share NAV and net assets in liquidation value per share are based on certain assumptions and estimates and may not reflect the amount that our stockholders will receive.”
The Revised Estimated Per-Share NAV is based on certain assumptions and estimates and there can be no guarantee at this time as to the exact amount that our stockholders will receive. During the course of liquidating and dissolving, we may incur unanticipated expenses and liabilities all of which are likely to reduce the cash available for distribution to our stockholders.
As of December 31, 2017, our assets consist primarily of cash. In light of the Plan of Liquidation, the Company does not intend to conduct future investment activities.
The Plan of Liquidation
Pursuant to the Plan of Liquidation, we will be required to pay or provide for its liabilities and expenses, distribute the remaining proceeds of the liquidation of our assets to our stockholders, wind up our operations, and dissolve. Our common stock is registered under the Exchange Act. While implementing the Plan of Liquidation, we will remain subject to the reporting requirements under the Exchange Act. We may seek relief from the SEC from these reporting requirements after we file our articles of dissolution, but there can be no assurance that this relief will be granted.
Pursuant to the Plan of Liquidation, we will, among other things:

•	pay or provide for our liabilities, obligations and expenses, which may include establishing a reserve fund to provide for payment of contingent or unknown liabilities;

•
liquidate and dissolve the OP and the indirect subsidiaries of the Company and the OP, and distribute the net proceeds of the liquidation in accordance with the provisions of the organizational documents of those entities and the laws of the States of Maryland and Delaware, as applicable;

•
distribute cash and the remaining proceeds of the Asset Sale and our liquidation to stockholders in one or more distributions after paying or providing for liabilities, obligations and expenses and taking all necessary or advisable actions to wind up our affairs; and

•	wind up our operations and dissolve the Company, all in accordance with the Plan of Liquidation.
The Plan of Liquidation requires us to use commercially reasonable efforts to liquidate and dissolve the Company and to distribute all of the Company’s assets to the holders of outstanding shares of common stock no later than the second anniversary of the effective date of the Plan of Liquidation. The Plan of Liquidation also provides, however, that this final distribution will not occur earlier than the end of the 14-month survival period of the representations and warranties under the Purchase Agreement and will not occur prior to final resolution of any unsatisfied indemnification claims or other claims that are first made prior to the end of that period.
Significant Accounting Estimates and Critical Accounting Policies
Set forth below is a summary of the significant accounting estimates and critical accounting policies that management believes are important to the preparation of our financial statements prior to our transition to Liquidation Basis of Accounting on December 21, 2017. Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and require the application of significant judgment by our management. As a result, these estimates are subject to a degree of uncertainty. These significant accounting estimates and critical accounting policies include:
Revenue Recognition (Going Concern Basis)
Prior to our transition to Liquidation Basis of Accounting, our rental income was primarily related to rent received from tenants in our MOBs and triple-net leased healthcare facility. Rent from tenants in our MOB and triple-net leased healthcare facility operating segments was recorded in accordance with the terms of each lease on a straight-line basis over the initial term of the lease. Because many of the leases provided for rental increases at specified intervals, accounting principles generally accepted in the United States ("GAAP") required us to record a receivable, and include in revenues on a straight-line basis, unbilled rent receivables that we would have received if the tenant made all rent payments required through the expiration of the initial term of the lease. When we acquired a property, the acquisition date was considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date was considered to be the date the tenant took control of the space. For lease modifications, the commencement date was considered to be the date the lease was executed. We deferred the revenue related to lease payments received from tenants in advance of their due dates.
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
We deferred the revenue related to lease payments received from tenants and residents in advance of their due dates.
We continually reviewed receivables related to rent and unbilled rent receivables and determined collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operated and economic conditions in the area in which the property was located. In the event that the collectability of a receivable was in doubt, we recorded an increase in the allowance for uncollectible accounts on the consolidated balance sheets or we recorded a direct write-off of the receivable in the consolidated statements of operations and comprehensive loss.
Real Estate Investments (Going Concern Basis)
Prior to our transition to Liquidation Basis of Accounting, investments in real estate were recorded at cost. Improvements and replacements were capitalized when they extend the useful life or improve the productive capacity of the asset. Costs of repairs and maintenance were expensed as incurred.
We evaluated the inputs, processes and outputs of each asset acquired to determine if the transaction was a business combination or asset acquisition. If an acquisition qualified as a business combination, the related transaction costs were recorded as an expense in the consolidated statements of operations and comprehensive loss. If an acquisition qualified as an asset acquisition, the related transaction costs were generally capitalized and subsequently amortized over the useful life of the acquired assets.

In business combinations, we allocated the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements. Intangible assets may include the value of in-place leases and above- and below-market leases. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests were recorded at their estimated fair values.
We generally determined the value of construction in progress based upon the replacement cost. During the construction period, we capitalized interest, insurance and real estate taxes until the development reached substantial completion.
The fair value of the tangible assets of an acquired property with an in-place operating lease was determined by valuing the property as if it were vacant, and the “as-if-vacant” value was then allocated to the tangible assets based on the fair value of the tangible assets. The fair value of in-place leases was determined by considering estimates of carrying costs during the expected lease-up periods, current market conditions, as well as costs to execute similar leases. The fair value of above- or below-market leases was recorded based on the present value of the difference between the contractual amount to be paid pursuant to the in-place lease and our estimate of the fair market lease rate for the corresponding in-place lease, measured over the remaining term of the lease including any below-market fixed rate renewal options for below-market leases.
In making estimates of fair values for purposes of allocating purchase price, we utilized a number of sources, including real estate valuations prepared by independent valuation firms. We also considered information and other factors including market conditions, the industry that the tenant operates in, characteristics of the real estate, i.e. location, size, demographics, value and comparative rental rates, tenant credit profile and the importance of the location of the real estate to the operations of the tenant’s business.
In allocating the fair value to assumed mortgages, amounts were recorded to debt premiums or discounts based on the present value of the estimated cash flows, which were calculated to account for either above- or below-market interest rates.
In allocating the fair value to non-controlling interests, amounts were recorded based on the fair value of units issued at the date of acquisition, as determined by the terms of the applicable agreement.
Real estate investments that were intended to be sold were designated as "held for sale" on the consolidated balance sheets at the lesser of the carrying amount or fair value less estimated selling costs when they met specific criteria to be presented as held for sale. Real estate investments were no longer depreciated when they were classified as held for sale. If the disposal, or intended disposal, of certain real estate investments represented a strategic shift that had a major effect on our operations and financial results, the operations of such real estate investments would have been presented as discontinued operations in the consolidated statements of operations and comprehensive loss for all periods presented.
Depreciation and Amortization (Going Concern Basis)
Prior to our transition to Liquidation Basis of Accounting, depreciation was computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for fixtures and improvements, and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.
Construction in progress, including capitalized interest, insurance and real estate taxes, was not depreciated until the development has reached substantial completion.
Capitalized above-market lease values were amortized or accreted as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values were accreted as an increase to rental income over the remaining terms of the respective leases and expected below-market renewal option periods.
Capitalized above-market ground lease values were accreted as a reduction of property operating expense over the remaining terms of the respective leases. Capitalized below-market ground lease values are amortized as an increase to property operating expense over the remaining terms of the respective leases and expected below-market renewal option periods.
The value of in-place leases, exclusive of the value of above-market and below-market in-place leases, was amortized to expense over the remaining periods of the respective leases.
The assumed mortgage premiums or discounts were amortized as an increase or reduction to interest expense over the remaining term of the respective mortgages.

Impairment of Long Lived Assets (Going Concern Basis)
Prior to our transition to Liquidation Basis of Accounting, when circumstances indicated that the carrying value of a property may not be recoverable, we reviewed the asset for impairment. This review was based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates considered factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, the Company would recognize an impairment loss in the consolidated statement of operations to the extent that the carrying value exceeded the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss was the adjustment to fair value less estimated cost to dispose of the asset.
Recently Issued Accounting Pronouncements
See Note 3 - Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements to the audited consolidated financial statements in this Annual Report on Form 10-K for further discussion.
Results of Operations
As a result of our stockholders' approval of the Plan of Liquidation and our adoption of Liquidation Basis of Accounting as of December 21, 2017, the results of operations for the current year are not comparable to the prior years.
Changes in Net Assets in Liquidation
Period from December 21, 2017 through December 31, 2017
Net assets in liquidation decreased by approximately $109.6 million during the period from December 21, 2017 through December 31, 2017 from $124.5 million to $14.9 million. The decrease was due to the Initial Liquidating Distribution which was recorded as a payable to stockholders as of December 31, 2017, which totaled approximately $109.6 million, or $15.75 per share of the Company's common stock. The Initial Liquidating Distribution was paid in January 2018. The net assets in liquidation at December 31, 2017 would result in liquidating distributions of approximately $2.14 per share. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the Plan of Liquidation. There is inherent uncertainty with these estimates, and they could change materially based on changes in the underlying assumptions of the projected cash flows. We cannot determine at this time when we will be able to pay liquidating distributions or the amount of any liquidating distributions. The amount of net cash proceeds available for distribution pursuant to the Plan of Liquidation depends on a variety of factors, including, but not limited to, the amount required to pay both existing liabilities and obligations as well as any contingent liabilities and the cost of operating the Company through the date of its final dissolution. See "Item 1A. Risk Factors — Risks Related to the Plan of Liquidation — Both Revised Estimated Per-Share NAV and net assets in liquidation value per share are based on certain assumptions and estimates and may not reflect the amount that our stockholders will receive."
Cash Flows From Operating Activities
During the period from January 1, 2017 through December 21, 2017, net cash provided by operating activities was $4.8 million. The level of cash flows used in or provided by operating activities was affected by the volume of acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses. Cash inflows related to a net loss adjusted for non-cash items of $4.1 million (net loss of $1.2 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets, amortization of deferred financing costs, amortization of mortgage premiums and equity-based compensation of $5.3 million), a decrease in prepaid expenses and other assets of $0.5 million due to tenant and other receivables and prepaid expenses, an increase in accounts payable and accrued expenses of $1.4 million due to legal fees related to the Asset Sale and Plan of Liquidation, which were still pending at the time, as well as related party reimbursements. These cash inflows partially offset against cash outflows of $0.3 million related to an increase in straight-line rent receivables.
During the year ended December 31, 2016, net cash provided by operating activities was $6.4 million. The level of cash flows used in or provided by operating activities was affected by the volume of acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses. Cash inflows related to a net income adjusted for non-cash items of $7.0 million (net income of $0.8 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets, amortization of deferred financing costs, amortization of mortgage premium and equity-based compensation of $6.2 million), an increase in accounts payable and accrued expenses of $0.2 million related to real estate taxes for our MOBs, a $0.2 million increase in deferred rent and a decrease in restricted cash of approximately $25,000. These cash inflows were partially offset by an increase in unbilled rent receivables recorded in accordance with straight-line basis accounting of $0.5 million and an increase in prepaid expenses and other assets of $0.5 million due to tenant and other receivables and prepaid expenses.

During the year ended December 31, 2015, net cash used in operating activities was $2.8 million. The level of cash flows used in or provided by operating activities was affected by the volume of acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses. Cash flows used in operating activities during the year ended December 31, 2015 included $4.7 million of acquisition and transaction related costs. Cash outflows related to a net loss adjusted for non-cash items of $3.4 million (net loss of $5.2 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets, amortization of deferred financing costs, amortization of mortgage premium and equity-based compensation of $1.8 million), an increase in prepaid expenses and other assets of $0.7 million due to rent receivables and other receivables, prepaid real estate taxes and property insurance as well as a $0.2 million increase in unbilled rent receivables recorded in accordance with straight-line basis accounting and a $0.1 million increase in restricted cash. These cash outflows were partially offset by an increase in accounts payable and accrued expenses of $1.2 million related to professional fees, real estate taxes and property operating expenses for our MOBs and SHOP and a $0.3 million increase in deferred rent.
Cash Flows From Investing Activities
The net cash used in investing activities for the period from January 1, 2017 through December 21, 2017 was $0.1 million related to capital expenditures.
The net cash used in investing activities during the year ended December 31, 2016 of $0.1 million related to capital expenditures.
The net cash used in investing activities during the year ended December 31, 2015 of $122.5 million primarily included $122.5 million to acquire 19 properties as well as approximately $25,000 in deposits for a future potential real estate acquisition.
Cash Flows From Financing Activities
Net cash used in financing activities of $7.8 million for the period from January 1, 2017 through December 21, 2017 consisted primarily of repurchases of our common stock of $1.9 million, distributions to stockholders of $5.8 million, principal payments made on our mortgage note payable of $0.1 million and distributions to non-controlling interest holders of approximately $33,000.
Net cash used in financing activities of $6.7 million during the year ended December 31, 2016 consisted primarily of distributions to stockholders of $6.4 million, payments of offering costs of $0.2 million, principal payments made on our mortgage note payable of $0.1 million and distributions to noncontrolling interest holders of approximately $25,000.
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
Liquidity and Capital Resources
On December 21, 2017, our stockholders approved the Plan of Liquidation in which we were authorized to sell our assets and distribute the net proceeds to our stockholders after payment of all of our liabilities. We intend to wind up our affairs and distribute our assets, which consist primarily of cash after satisfying our liabilities, to the holders of our common stock in accordance with the Plan of Liquidation.
Asset Sale
On December 22, 2017, at the Closing of the Asset Sale, HTI paid us $108.4 million, representing the purchase price under the Purchase Agreement of $120.0 million, less, (i) $0.7 million, reflecting prorations and closing adjustments pursuant to the Purchase Agreement, (ii) $4.9 million, reflecting the outstanding principal amount of the loan secured by our Philip Center property assumed by HTI at the Closing in accordance with the Purchase Agreement, and (iii) the $6.0 million Escrow Amount. The Escrow Amount, less any amounts paid or reserved for pending or unsatisfied indemnification claims that HTI may make pursuant to the Purchase Agreement, will be released to us in installments over a period of 14 months following the Closing. In addition, we incurred $1.3 million in closing and other transaction costs..
Liquidating Distributions
In light of the Plan of Liquidation, our board of directors ceased declaring and paying regular distributions to our stockholders following the distributions to stockholders of record with respect to each day during the month of July 2017.
We believe that the net cash proceeds generated by the sale of assets noted above will be sufficient to pay our expenses, including the expenses of liquidating, and to satisfy our liabilities and obligations. After for providing for these amounts, we recorded an initial liquidating distribution payable to stockholders in the amount of $109.6 million, or $15.75 per share of the Company's common stock, as of December 31, 2017. The Initial Liquidating Distribution was made in January 2018. We may also pay additional periodic liquidating distributions. Following the payment of the Initial Liquidating Distribution, we had $10.9 million in cash and $6.0 million in restricted cash, representing the Escrow Amount.

SRP
Our SRP was suspended in connection with the execution of the Purchase Agreement in June 2017 and terminated in connection with the Closing of the Asset Sale in December 2017. Pursuant to the SRP, 82,494 shares were repurchased during the nine months ended September 30, 2017 for approximately $1.9 million at a weighted average price per share of $22.79, net of 1,110 share repurchase requests that were canceled.
Acquisitions
There were no acquisitions made during the years ended December 31, 2017 and 2016. No acquisitions will be made during the implementation of the Plan of Liquidation pursuant to its terms.
Non-GAAP Financial Measures
Due to the approval of the Plan of Liquidation we are no longer reporting Funds from Operations, Modified Funds from Operations and Net Operating Income as we no longer consider these to be key performance measures.
Loan Obligations
There were no loan obligations as of December 31, 2017.
At the Closing, on December 22, 2017, HTI assumed our only outstanding mortgage loan with principal amount outstanding of approximately $4.9 million.
Contractual Obligations
We have no principal or interest on mortgage payments due and no contractual future lease rental payments.
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
Inflation
Not applicable.
Related-Party Transactions and Agreements
Please see Note 10— Related Party Transactions and Arrangements of the accompanying consolidated financial statements.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
As of December 31, 2017 the Company is not exposed to market risks for any amounts included in the statement of net assets under the liquidation basis of accounting.

Item 8. Financial Statements and Supplementary Data.
The information required by this Item 8 is hereby incorporated by reference to our Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.
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
In the course of preparing this Annual Report on Form 10-K and the consolidated financial statements included herein, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.
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
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers
Our current directors and executive officers and their respective ages and positions are listed below.

Name	Age	Position(s)
W. Todd Jensen	52	Interim Chief Executive Officer and President
Katie P. Kurtz	38	Chief Financial Officer, Secretary and Treasurer
Edward M. Weil, Jr.	51	Executive Chairman
P. Sue Perrotty	64	Independent Director and Audit Committee Chair
B.J. Penn	79	Independent Director
W. Todd Jensen
W. Todd Jensen has served as interim chief executive officer of the Company, the Advisor and the Property Manager since March 2016 and as president of the Company, the Advisor and the Property Manager since December 2015. He has also served as chief investment officer of the Advisor since its formation in April 2014. Previously, from April 2014 until December 2015, Mr. Jensen served as chief investment officer of the Company and as executive vice president of the Company, the Advisor and the Property Manager. Mr. Jensen has also served as chief executive officer of HTI, the HTI advisor and the HTI property manager since August 2017 and as president of HTI, the HTI advisor and the HTI property manager since December 2015. Previously, from March 2016 to August 2017, Mr. Jensen served as interim chief executive officer of HTI, the HTI advisor and the HTI property manager. He has also served as chief investment officer of the HTI advisor since its formation in October 2012. Previously, from October 2012 until December 2015, Mr. Jensen served as chief investment officer of HTI and as executive vice president of HTI, the HTI advisor and the HTI property manager. Mr. Jensen also previously served as the executive vice president and chief investment officer of American Realty Capital Healthcare Trust, Inc. (“HT”), the HT advisor and the HT property manager from February 2011 until January 2015 when HT closed its merger with Ventas, Inc. Mr. Jensen has almost 25 years of experience in the financing and development of commercial real estate, with more than 20 of those years focused exclusively on the development, leasing and capitalization of healthcare-related real estate. Mr. Jensen worked for The DASCO Companies, as a consultant from December 2008 to January 2009 and as senior vice president from January 2009 to February 2011, focusing on helping to grow its healthcare-related real estate development business. From August 2003 to September 2008, Mr. Jensen served as senior vice president for Lauth Property Group and started, grew and managed its Healthcare Group. Mr. Jensen received a B.A. in Economics and Mathematics from Kalamazoo College and an MBA from University of Pennsylvania’s Wharton School.
Katie P. Kurtz
Katie P. Kurtz has served as the chief financial officer, treasurer and secretary of the Company, the Advisor and the Property Manager since December 2015. Ms. Kurtz has served as the chief financial officer, treasurer and secretary of HTI, the HTI advisor and the HTI property manager since December 2015. Ms. Kurtz has served as the chief financial officer, secretary and treasurer of American Finance Trust, Inc. (“AFIN”) since November 2017. Ms. Kurtz has served as chief financial officer and treasurer of American Realty Capital New York City REIT, Inc. (“NYCR”) since November 2017. Ms. Kurtz previously served as the chief financial officer, treasurer and secretary of American Realty Capital - Retail Centers of America, Inc. (“RCA”) and the RCA advisor from November 2015 until the close of RCA’s merger with AFIN in February 2017. She previously served as chief financial officer, treasurer and secretary of Business Development Corporation of America II from August 2014 until December 2015, as chief financial officer and treasurer of Crossroads Capital, Inc. (f/k/a BDCA Venture, Inc.) from October 2014 until December 2015 and as chief accounting officer for Business Development Corporation of America (“BDCA”) from December 2013 until December 2015.
Prior to joining AR Global in July 2013, Ms. Kurtz was employed as vice president by The Carlyle Group (“Carlyle”), where she served as chief accounting officer for Carlyle GMS Finance, Inc., Carlyle’s business development company. From 2010 to 2012, Ms. Kurtz served as director of finance and controller for New Mountain Finance Corporation (“New Mountain”), an exchange-traded business development company. Prior to New Mountain, Ms. Kurtz served as controller at Solar Capital Ltd, an exchange-traded business development company, and in various accounting and financial reporting roles at GFI Group, Inc. Ms. Kurtz began her career at PricewaterhouseCoopers, LLP. Ms. Kurtz is a certified public accountant in New York State, holds a B.S. in Accountancy and a B.A. in German from Wake Forest University and a Master of Science in Accountancy from Wake Forest University.

Edward M. Weil, Jr.
Edward M. Weil, Jr. has served as executive chairman of the board of directors since November 2015, and previously served as an executive officer of the Company, the Advisor and the Property Manager from their respective formations in April 2014 until November 2014. Mr. Weil has also been chief executive officer of AR Global since January 2016 and has a non-controlling interest in the parent of AR Global. Mr. Weil has served as executive chairman of NYCR since November 2015 and as chief executive officer, president and secretary of NYCR, the NYCR advisor and the NYCR property manager since March 2017. Mr. Weil has served as chairman of the board of directors of AFIN and as chief executive officer and president of AFIN, the AFIN advisor and the AFIN property manager since November 2015. Mr. Weil also previously served as an executive officer of AFIN, the AFIN advisor and the AFIN property manager from their formation in January 2013 until November 2014, and served as a director of AFIN from January 2013 to September 2014.
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
Mr. Weil served as an executive officer of American Realty Capital Trust, Inc. (“ARCT”), the ARCT advisor and the ARCT property manager from their formation in August 2007 through March 2012. Mr. Weil served as an executive officer of New York REIT, Inc. (“NYRT”), the NYRT property manager and the NYRT advisor from their formation in October 2009 until November 2014. Mr. Weil served as an executive officer of HT, the HT advisor and the HT property manager from their formation in August 2010 until January 2015 when HT closed its merger with Ventas, Inc. Mr. Weil served as a director of American Realty Capital Trust III, Inc. (“ARCT III”) beginning in February 2012 and as an executive officer of ARCT III, the ARCT III advisor and the ARCT III property manager from their formation in October 2010 until the close of ARCT III’s merger with VEREIT, Inc., formerly known as American Realty Capital Properties, Inc. (“VEREIT”) in February 2013. Mr. Weil served as a director of VEREIT from March 2012 until June 2014. Mr. Weil also served as an executive officer of VEREIT from its formation in December 2010 until February 2013. Mr. Weil served as an executive officer of American Realty Capital Daily Net Asset Value Trust, Inc. (“DNAV”), the DNAV advisor and the DNAV property manager from their formation in September 2010 until November 2014, as a director of DNAV from September 2010 until August 2014, and again as an executive officer of DNAV from November 2015 until its dissolution and liquidation in April 2016. Mr. Weil served as an executive officer of American Realty Capital Trust IV, Inc. (“ARCT IV”), the ARCT IV advisor and the ARCT IV property manager from their formation in February 2012 and as a director of ARCT IV from January 2014, in each case until the close of ARCT IV’s merger with VEREIT in January 2014. Mr. Weil served as an executive officer of Realty Finance Trust, Inc. (now known as Benefit Street Partners Realty Trust, Inc.) (“RFT”) and the RFT advisor from November 2012 until January 2013. Mr. Weil served as an executive officer of the Phillips Edison Grocery Center REIT II, Inc. advisor from July 2013 until October 2014. Mr. Weil served as a member of the board of directors of the sub-property manager of American Realty Capital Hospitality Trust, Inc. (now known as Hospitality Investors Trust, Inc., “HOST”) from August 2013 until November 2014. Mr. Weil served as chief executive officer and president of the general partner of American Energy Capital Partners - Energy Recovery Program, LP from its formation in October 2013 until November 2014. Mr. Weil previously served as chairman of Realty Capital Securities, LLC (“RCS”) from September 2013 until November 2015, and was the interim chief executive officer of RCS from May 2014 until September 2014 and the chief executive officer of RCS from December 2010 until September 2013. Mr. Weil served as a director of RCAP, the parent company of RCS, from February 2013 until December 2015 and served as an executive officer of RCAP from February 2013 until November 2015, including chief executive officer from September 2014 until November 2015. RCAP filed for Chapter 11 bankruptcy in January 2016. In May 2016, RCAP and its affiliated debtors emerged from bankruptcy under the new name, Aretec Group, Inc. Mr. Weil previously served as an executive officer of American Realty Capital - Retail Centers of America II, Inc. (“RCA II”) and the RCA II advisor from April 2014 until November 2014. Mr. Weil served on the board of trustees of United Development Funding Income Fund V until October 2014.
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
P. Sue Perrotty
P. Sue Perrotty has served as an independent director of the Company since August 2014, including as chair of the audit committee since December 2014. Ms. Perrotty has served as non-executive chair and independent director of GNL since March 2015, including as chair of GNL’s audit committee since July 2017. Ms. Perrotty has served as an independent director of NYRT since September 2014, including as chair of NYRT’s audit committee from December 2014 until June 2017.
Ms. Perrotty previously served as an independent director of Axar Capital Acquisition Corp. from October 2014 until its liquidation and dissolution in October 2017. Ms. Perrotty served as an independent director of HT from November 2013 until the close of HT’s merger with Ventas, Inc. in January 2015. Ms. Perrotty also served as an independent director of DNAV from August 2013 until August 2014 and as an independent director of HOST from September 2013 until September 2014. Ms. Perrotty has served as president and chief executive officer of BAC Financial Services in Howell, New Jersey since April 2011. Ms. Perrotty also has been an investor and advisor to several small businesses and entrepreneurs in varying stages of development since August 2008. Following her retirement from banking in 2002, Ms. Perrotty served in the administration of Governor Edward G. Rendell as chief of staff to First Lady, Judge Marjorie Rendell from November 2002 through August 2008. Ms. Perrotty held the position of executive vice president and head of Global Operations for First Union Corp. as a member of the Office of the Chairman from January 2001 to January 2002. Prior to that time, Ms. Perrotty was Banking Group head for the Pennsylvania and Delaware Banking Operations of First Union from November 1998 until January 2001. Ms. Perrotty joined First Union through the merger with CoreStates Bank where she served as executive vice president and head of IT and Operations from April 1996 until November 1998. Ms. Perrotty also served as senior executive vice president and head of all Consumer Businesses including Retail Banking, Mortgage Banking, Product Development and Marketing as well as strategic customer information and delivery system development. Ms. Perrotty was a member of the chairman’s staff in each of the companies she served. Ms. Perrotty serves on several boards including the Board of Trustees of Albright College as an emeritus trustee. Ms. Perrotty also serves as chair of the Berks County Community Foundation and on the executive committee for the Girls Scouts of Eastern PA Board. Ms. Perrotty has received several awards for community leadership and professional accomplishments including the PA 50 Best Women in Business, the Athena Award from the Chamber of Commerce, the Franciscan Award from Alvernia University, the Albright College Distinguished Alumni Award, the Women of Distinction Award from the March of Dimes, Taking the Lead Award from the Girl Scouts of Eastern PA and the 2006 Champion of Youth Award from Olivet Boys & Girls Club. Ms. Perrotty is a graduate of Albright College with a Bachelor of Science degree in Economics and was also awarded an Honorary Doctor of Laws degree from Albright College in 2010.
B.J. Penn
B.J. Penn has served as an independent director of the Company since August 2014. Mr. Penn was elected independent director of RCA II in August 2014. In January 2016, RCA II’s stockholders approved the fund’s dissolution and liquidation. In February 2015, Mr. Penn was elected independent director of American Realty Capital New York City REIT II, Inc. (“NYCR II”). In December 2015, NYCR II’s stockholders approved the fund’s dissolution and liquidation. Mr. Penn has served as president of Penn Construction Group, Inc., a company that provides design / engineering, construction solutions and project management services. Since January 2010, he has served as president and chief executive officer of Genesis IV, LLC, a company that provides consulting services in the areas of cyber procurement and systems acquisition since October 2009. Mr. Penn served as Assistant Secretary (Installations and Environment) of the United States Navy from April 2005 to September 2009, and also served as Acting Secretary of the Navy from March to May 2009. As Assistant Secretary (Installations and Environment) of the Navy, Mr. Penn was responsible for managing Navy and Marine Corps real property, housing and other facilities totaling 72,500 buildings and 4,484,000 acres with a plant replacement value of $215 billion. As the Secretary of the Navy (Acting), he was responsible for over 900,000 people, all the affairs of the Department of the Navy, including: recruiting, organizing, supplying, equipping, training, mobilizing and demobilizing and an annual budget of over $150 billion. Prior to becoming the Assistant Secretary of the Navy, Mr. Penn was the Director of Industrial Base Assessments for the Department of Defense from October 2001 to March 2005, responsible for ensuring the current and future industrial base can meet the needs for all their acquisition programs throughout their lifecycle. Mr. Penn earned a Masters of Science from the George Washington University and a Bachelor of Science from Purdue University.
Familial Relationships
There are no familial relationships between any of our directors and executive officers.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the Company’s officers and directors and persons who beneficially own more than 10% of the shares of our common stock to file initial reports of ownership of such securities and reports of changes in ownership of such securities with the SEC. Such officers, directors and 10% stockholders of the Company are also required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company’s review of the copies of such forms received by it with respect to the year ended December 31, 2017, all reports were filed on a timely basis.
Code of Ethics
The board of directors of the Company adopted a Code of Ethics effective as of August 20, 2014 (the “Code of Ethics”), which is applicable to the directors, officers and employees of the Company and its subsidiaries and affiliates. The Code of Ethics covers topics including, but not limited to, conflicts of interest, confidentiality of information, full and fair disclosure, reporting of violations and compliance with laws and regulations.
The Code of Ethics is available on the Company’s website, www.thehealthcarereit3.com by clicking on “Investor Relations - Corporate Governance - Code of Ethics.” You may also obtain a copy of the Code of Ethics by writing to our secretary at: American Realty Capital Healthcare Trust III, Inc., 405 Park Avenue, 4th Floor, New York, New York 10022, Attention: Katie P. Kurtz. A waiver of the Code of Ethics for our interim chief executive officer, chief financial officer, chief accounting officer or controller may be made only by the board of directors or the appropriate committee of the board of directors and will be promptly disclosed to the extent required by law. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our chief executive officer, chief financial officer, chief accounting officer or controller or persons performing similar functions, we will disclose the nature of the amendment or waiver on our website or in a report on Form 8-K. A waiver of the Code of Ethics for all other employees may be made only by our interim chief executive officer, chief operating officer or general counsel and shall be discussed with the board of directors or a committee of the board of directors as appropriate.
Audit Committee
Our audit committee is comprised of Ms. Perrotty and Mr. Penn, each of whom is “independent” within the meaning of the applicable (i) provisions set forth in the Company’s charter (the “Charter”) and (ii) requirements set forth in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the applicable SEC rules. Ms. Perrotty is the chair of our audit committee. The charter of the audit committee is available to any stockholder who sends a request to American Realty Capital Healthcare Trust III, Inc., 405 Park Avenue, 4th Floor, New York, NY 10022 and is also available on the Company’s website, www.thehealthcarereit3.com by clicking on “Investor Relations - Corporate Governance - Audit Committee Charter.” The board of directors has determined that Ms. Perrotty is qualified as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K and the rules and regulations of the SEC.
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

Item 11. Executive Compensation.
Compensation Discussion and Analysis
We have no employees. Our Advisor performs our day-to-day management functions. Our current executive officers, Mr. Jensen and Ms. Kurtz, are both employees of affiliates of the Advisor. We neither compensate our executive officers, nor do we reimburse either our Advisor or our Property Manager for any compensation paid to individuals who also serve as our executive officers, or the executive officers of our Advisor, our Property Manager or any of their respective affiliates. As a result, we do not have, and our board of directors has not considered, a compensation policy or program for our executive officers and has not included in this Annual Report on Form 10-K a “Compensation Discussion and Analysis” or a “Compensation Committee Report.” See “Item 13. Certain Relationships and Related Transactions, and Director Independence” below for a discussion of fees and expense reimbursements payable to the Advisor and its affiliates and the Property Manager.
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
Pursuant to our employee and director RSP, each independent director receives an automatic grant of 1,333 restricted shares of common stock (“restricted shares”) on the date of each annual stockholders’ meeting. Each independent director is also granted 1,333 restricted shares on the date of initial election to the board of directors. The restricted shares vest over a five-year period following the first anniversary of the date of grant in increments of 20% per annum.
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
In February 2016, the board of directors established the Special Committee consisting of Ms. Perrotty and Mr. Penn to evaluate and review two unsolicited letters received from HTI and another non-traded REIT which is sponsored and advised by affiliates of AR Global, who were interested in entering into a potential strategic transaction with the Company, and the Special Committee negotiated and approved the Purchase Agreement, the Asset Sale and the Plan of Liquidation and remained active with respect to related matters through the Closing. The independent directors of the Special Committee are paid according to the same fee structure set forth above as members of any other committee of the board of directors.
The following table sets forth information regarding compensation of our directors during the year ended December 31, 2017:

Name	Fees Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total Compensation ($)
P. Sue Perrotty	83,500(3)	30,000(5)	—	—	—	5,637	119,137
B.J. Penn	81,500(4)	30,000(6)	—	—	—	5,637	117,137
Edward M. Weil, Jr.	—	—	—	—	—	—	—
______

(1)
Value of restricted shares granted during the year ended December 31, 2016 calculated based on $22.50 per share which was equal to the proceeds, net of selling commissions and dealer manager fees and before expenses, to us of a share of common stock sold in our initial public offering (the “IPO”). Awards were scheduled to vest annually over a five-year period in equal installments. However, at the Closing on December 22, 2017, all of the restricted shares held by Ms. Perrotty and Mr. Penn vested in accordance with their terms.

(2)
The amount reported as “All Other Compensation” represents the value of distributions received during the year ended December 31, 2017 on restricted shares granted during the year ended December 31, 2017.

(3)
Ms. Perrotty earned fees in the amount of $84,000 for services as a director during the year ended December 31, 2017. The payment of $83,500 includes $66,750 and $16,750 for services rendered during the years ended December 31, 2017 and 2016, respectively.

(4)
Mr. Penn earned fees in the amount of $81,500 for services as a director during the year ended December 31, 2017. The payment of $81,500 includes $65,250 and $16,250 for services rendered during the years ended December 31, 2016 and 2015, respectively.

(5)	Represents 1,333 restricted shares granted on December 21, 2017.

(6)	Represents 1,333 restricted shares granted on December 21, 2017.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Share-Based Compensation
Restricted Share Plan
The RSP provides us with the ability to grant awards of restricted shares to our directors, officers and employees (if we ever have employees), employees of the Advisor and its affiliates, employees of entities that provide services to us, directors of the Advisor or of entities that provide services to us, certain of our consultants and certain consultants to the Advisor and its affiliates or to entities that provide services to us. The total number of shares of common stock reserved for issuance under the RSP will not exceed 5.0% of our outstanding shares, and in any event will not exceed 6,250,000 shares (as such number may be adjusted for stock splits, stock dividends, combinations of similar events). The RSP provides for the automatic grant of 1,333 restricted shares of common stock to each of the independent directors, without any further action by our board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholders’ meeting. Restricted shares issued to independent directors, with one-fifth of the shares vesting annually in equal increments over a five-year period with initial vesting on the first anniversary of the date of grant.
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
The following table sets forth information regarding securities authorized for issuance under the RSP as of December 31, 2017:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	—	—	337,284
Equity Compensation Plans not approved by security holders	—	—	—
Total	—	—	337,284
Stock Ownership by Directors, Officers and Certain Stockholders
The following table sets forth information regarding the beneficial ownership of the Company’s common stock as of March 15, 2018, in each case including shares of common stock which may be acquired by such persons within 60 days, by:

•
each person known by the Company to be the beneficial owner of more than 5% of its outstanding shares of common stock based solely upon the amounts and percentages contained in the public filings of such persons;

•	each of the Company’s named executive officers and directors; and

•	all of the Company’s executive officers and directors as a group.

Beneficial Owner (1)	Number of Shares Beneficially Owned		Percent of Class
W. Todd Jensen	—		*
Katie P. Kurtz	—		*
Edward M. Weil, Jr.	—	(2)	*
P. Sue Perrotty	3,999		*
B.J. Penn	3,999		*
All directors and executive officers as a group (five persons)	7,998		*

*	Less than 1%.

(1)
The business address of each individual or entity listed in the table is 405 Park Avenue, 4th Floor, New York, New York 10022. Unless otherwise indicated, the individual or entity listed has sole voting and investment power over the shares listed.

(2)
Mr. Weil, the executive chairman of our board of directors, is also the chief executive officer of AR Global. While Mr. Weil has a non-controlling interest in the parent of AR Global, Mr. Weil does not have direct or indirect voting or investment power over any shares that AR Global may own and Mr. Weil disclaims beneficial ownership of such shares. Accordingly, the shares included as beneficially owned by Mr. Weil do not include the 8,888 shares of our common stock or the 90 shares of common stock that may be issuable in exchange for certain operating partnership interests that are directly or indirectly beneficially owned by AR Global.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Certain Relationships and Related Transactions
Mr. Jensen, the Company’s interim chief executive officer and president, also is the interim chief executive officer and president of the Advisor and Property Manager. Ms. Kurtz, the Company’s chief financial officer, treasurer and secretary, is also the chief financial officer, treasurer and secretary of the Advisor and Property Manager.
The Advisor and Property Manager are owned and controlled directly or indirectly by an affiliate of AR Global. Edward M. Weil, Jr., the Company’s current executive chairman, is also the chief executive officer of AR Global and has a non-controlling interest in the parent of AR Global.
On June 16, 2017, we entered into the Purchase Agreement to sell substantially all of our assets to HTI, and in connection with its approval of the Purchase Agreement, our board of directors also approved the Plan of Liquidation. The closing of the Asset Sale contemplated by the Purchase Agreement was conditioned upon stockholder approval of both the Asset Sale and the Plan of Liquidation, which was obtained on December 21, 2017. The Closing of the Asset Sale occurred on December 22, 2017. In connection with the Purchase Agreement, we entered into the Letter Agreement governing, if the Asset Sale closed, the fees and expenses that had become or would become payable by and to the Advisor and its affiliates, on the one hand, and us, on the other hand. We also entered into certain amendments to our advisory agreement with the Advisor (the “Advisory Agreement”), our property management agreement with the Property Manager (the “Property Management Agreement”) and the limited partnership agreement of the OP (the “LPA”), which became effective at the Closing.
HTI is sponsored and advised by affiliates of the Advisor. Mr. Jensen and Ms. Kurtz are also officers of HTI, the HTI advisor and the HTI property manager. Mr. Weil is also a member of HTI’s board of directors. The HTI advisor and the HTI property manager, as well as the sponsor of HTI, are under common control with AR Global.
Letter Agreement
In connection with the execution of the Purchase Agreement, the Company, the Advisor, the Property Manager and AR Global, as guarantor, entered into the Letter Agreement, pursuant to which, subject to the completion of the Asset Sale, the parties resolved matters related to expense reimbursements or fees previously paid by the Company to the Advisor and its affiliates (the “Excess Amount”) and made certain agreements with respect to all fees and other amounts that would be payable to the Advisor and its affiliates pursuant to the Advisory Agreement, the Property Manager and the LPA if the Asset Sale was completed.
Pursuant to the Letter Agreement, as satisfaction of the Excess Amount, the Advisor and the Property Manager agreed to pay, tender, waive or assume certain fees, expenses and obligations, as applicable.
The Excess Amount aggregated to $3.7 million consisting of the “Excess O&O Amount” and the “Excess Oversight Amount” as described below.

•
Pursuant to the Advisory Agreement, the Company reimbursed the Advisor and its affiliates, including subsidiaries of RCAP up to 2.0% of gross offering proceeds for organization and offering expenses, which included reimbursements to the Advisor for other organization and offering expenses that it incurred for due diligence fees included in detailed and itemized invoices. The Advisor was responsible for offering costs, excluding selling commissions and dealer manager fees, in excess of the 2.0% cap as of the end of the IPO. As of the end of the IPO, offering and related costs, excluding commissions and dealer manager fees, exceeded 2.0% of gross proceeds received from the IPO by $3.8 million. This amount includes $3.5 million already paid by the Company to the Advisor and its affiliates (the “Excess O&O Amount”) and $0.2 million of unpaid disputed fees payable to affiliates of AR Global, including subsidiaries of RCAP (the “Disputed Amount”). Pursuant to the Letter Agreement, to the extent any portion of the Disputed Amount is found to be payable, it will be paid by the Advisor (with this obligation guaranteed by AR Global) and will not be the responsibility of the Company.

•
Pursuant to the Property Management Agreement, the Company was responsible for paying the Property Manager an oversight fee of 1.0% of gross revenues (“Oversight Fees”) for the Property Manager’s supervision of third parties managing certain of the Properties, which the Company had previously overpaid to the Property Manager in an amount equal to approximately $0.1 million (the “Excess Oversight Amount”).

The parties agreed, as partial satisfaction of the Excess Amount, that the Advisor and Property Manager, as applicable, would:

•
surrender 83,018 Class B Units previously issued to the Advisor and the additional 12,624 Class B Units issued in November 2017 with respect to the quarter ended September 30, 2017 in accordance with the terms of the Advisory Agreement and the LPA, with the value of the Class B Units so surrendered calculated in accordance with the Letter Agreement, at the fair market value thereof as reasonably determined by the board of directors as of the Closing, which per-unit amount would be based on the per-share value as implied from the Purchase Agreement;

•
waive amounts that would have been payable by the Company with respect to certain transition services provided by the Advisor beginning as of January 1, 2018 and through the later of (1) dissolution of the Company and (2) 30 days following the expiration of the 14 month survival period of the representation and warranties under the Purchase Agreement, valued at $0.2 million in the aggregate;

•
waive amounts with respect to certain administrative expense reimbursements that would be payable to the Advisor by the Company for expenses incurred during the nine months ending December 31, 2017, valued at $0.1 million per month and $0.9 million in the aggregate;

•	waive amounts that would have been payable to the Property Manager by the Company as Oversight Fees in accordance with the terms of the Property Management Agreement;

•
waive amounts that would have been payable to the Advisor by the Company in accordance with the terms of the Advisory Agreement and the LPA (as amended in connection with the Closing), with respect to cash asset management and oversight fees for the period commencing October 1, 2017 and ending on the Closing; and

•	waive fees valued at approximately $24,000 potentially payable by the Company to one of the subsidiaries of RCAP in addition to the Disputed Amount.

In connection with the Closing and pursuant to the Letter Agreement, the Advisor surrendered 95,642 Class B Units and the independent directors on the Company’s board of directors established the value of these Class B Units as $1.7 million in the aggregate ($17.64 per Class B Unit) consistent with the July Estimated Per-Share NAV. The aggregate value of the Class B Units reduced the total amount otherwise due and payable by the Advisor to the Company following the Closing in accordance with the terms of the Letter Agreement. This total amount of $0.6 million is payable in two equal installments, the first of which was paid on December 26, 2017 and the second of which will be due within six months following the Closing, on June 22, 2018. These payments are guaranteed by AR Global. The Letter Agreement would have been null and void if the Purchase Agreement had been terminated. Other than as contemplated by the Letter Agreement, following the Closing, no fees or other amounts are or will become due or otherwise payable under the Advisory Agreement, the Property Management Agreement, the LPA or any other agreement between the Company and the Advisor and its affiliates.
Advisor
The Advisor manages the Company’s day-to-day operations pursuant to the Advisor Agreement. Pursuant to an amendment entered into in connection with the execution of the Purchase Agreement, the Advisor has agreed to provide the Company services required to implement the Plan of Liquidation following the Closing. Pursuant to this amendment, the amounts payable by the Company to Advisor for these services will be automatically waived in partial satisfaction of the Excess Amount in accordance with the terms of the Letter Agreement, and no other amounts will be payable to the Advisor following the Closing. In addition, pursuant to the Letter Agreement and immediately prior to the Closing, the Company and the Advisor agreed to enter into another amendment to the Advisory Agreement and an amendment to the LPA, effective as of October 1, 2017, to facilitate the establishment of a value for Class B Units consistent with the applicable provisions of the Letter Agreement and certain of the other payments contemplated by the Letter Agreement. This amendment also extended the term of the Advisory Agreement to expire on August 20, 2018 and gave the Company the right, upon written notice to the Advisor, to renew for an unlimited number of successive one-year terms; provided, however, the Advisory Agreement will automatically terminate upon the later of (x) the dissolution of the Company and (y) 30 days following the 14-month anniversary of the Closing. Both amendments only became effective at the Closing and would have been of no force or effect in the event the Purchase Agreement is terminated prior to the Closing.
Asset Management Fees
Prior to the Closing, since the Company’s inception, in lieu of paying the Advisor in cash for its asset management services, the Company has compensated the Advisor by causing the OP to issue to the Advisor (subject to periodic approval by the board of directors) Class B Units. The cash that would have been used to pay the Advisor for these services was available to fund other items including to pay distributions. Class B Units were intended to be profit interests that would vest, and no longer be subject to forfeiture, at such time as any one of the following events occur: (1) the termination of the Advisory Agreement by an affirmative vote of a majority of the Company’s independent directors without cause; (2) a listing of common stock on a national securities exchange; or (3) a transaction to which the Company or the OP is a party, as a result of which OP Units or common stock will be exchanged for, or converted into, the right, or the holders of such securities will otherwise be entitled, to receive cash, securities or other property or any combination thereof; provided that the Advisor, pursuant to the Advisory Agreement, is providing services to the Company immediately prior to the occurrence of an event of the type described herein (the “performance condition”). Any Class B Units would be forfeited immediately if the Advisory Agreement was terminated for any reason other than a termination without cause.
On July 18, 2017, the independent directors of the board of directors, who comprise a majority of the board of directors, with Edward M. Weil, Jr. abstaining, unanimously approved an Estimated Per-Share NAV as of July 18, 2017 equal to $17.64, which was first published on July 19, 2017.
Pursuant to the terms of the LPA, the Class B Units were issued to the Advisor quarterly in arrears upon approval by the board of directors. The number of Class B Units issued in any quarter was an amount equal to: (i) the excess of (A) the product of (y) 0.1875% multiplied by (z) either the cost of the Company’s assets (through the quarter ended June 30, 2017) or the lower of the cost of assets and the fair value of the Company’s assets (for all subsequent quarters in light of the Company publishing an Estimated Per-Share NAV on July 19, 2017) over (B) any amounts payable as the oversight fee under the Property Management Agreement for the quarter; divided by (ii) the value of one share of common stock as of the last day of the quarter, which was equal to $22.50 (the price at which the Company sold shares in the IPO, minus the selling commissions and dealer manager fees paid in that offering) through the quarter ended June 30, 2017 and was equal to Estimated Per-Share NAV for all subsequent quarters in light of the Company publishing an Estimated Per-Share NAV on July 19, 2017. The Class B Units entitled the Advisor, as holder of the units, to distributions on each Class B Unit equal to the per share distributions paid on each share of the Company’s common stock. During the year ended December 31, 2016 and the period from January 1, 2017 to the Closing, the board of directors approved the issuance of, 38,668 and 37,096 Class B Units, respectively, to the Advisor in connection with this arrangement. Through the Closing, the board of directors had approved the issuance of 83,018 Class B Units to the Advisor in connection with this arrangement.
Pursuant to the Letter Agreement, as amended, the Company and the Advisor parties resolved matters related to expense reimbursements or fees previously paid by the Company to the Advisor and its affiliates and made certain agreements with respect to all fees and other amounts that would be payable to the Advisor and its affiliates pursuant to the Advisory Agreement, the Property Management Agreement and the LPA if the Asset Sale is completed, including that the Advisor would surrender all Class B Units previously issued to the Advisor, with the Company and the Advisor having entered into the amendments to the Advisor Agreement and the LPA to facilitate the establishment of a value for Class B Units consistent with the applicable provisions of the Letter Agreement and certain of the other payments contemplated by the Letter Agreement. Without these amendments, the Advisor would not have been entitled to receive liquidating distributions in connection with the Plan of Liquidation.
In connection with the Closing and pursuant to the Letter Agreement, the Advisor surrendered 95,642 Class B Units and the independent directors on the Company’s board of directors established the value of these Class B Units as $1.7 million in the aggregate ($17.64 per Class B Unit) consistent with the July Estimated Per-Share NAV. The aggregate value of the Class B Units reduced the total amount otherwise due and payable by the Advisor to the Company following the Closing in accordance with the terms of the Letter Agreement. See “ - Letter Agreement.”
Acquisition Fees
Prior to the Closing, the Company paid the Advisor an acquisition fee equal to 1.5% of (A) the contract purchase price of each property the Company acquired (including the Company’s pro rata share of debt attributable to such property) and (B) the amount advanced for a loan or other investment (including the Company’s pro rata share of debt attributable to such investment). The Company also reimbursed the Advisor for services it provided in connection with these investments, referred to as insourced expenses. These insourced expenses were not permitted to exceed 0.5% of the contract purchase price of each acquired property and 0.5% of the amount advanced for a loan or other investment. Additionally, the Company reimbursed the Advisor for third party acquisition expenses. The Company also reimbursed the Advisor for legal expenses it or its affiliates incurred in connection with the selection, evaluation and acquisition of assets, in an amount not to exceed 0.1% of the contract purchase price of each property or 0.1% of the amount advanced for each loan or other investment. Once the proceeds from the IPO were fully invested, the aggregate amount of acquisition fees and any financing coordination fees (described below) was reduced to an amount not to exceed 2.0% of the contract purchase price and the amount advanced for a loan or other investment for any new assets acquired. In no event were the total of all acquisition fees, acquisition expenses and any financing coordination fees payable with respect to a particular investment or reinvestment permitted to exceed 4.5% of (A) the contract purchase price of each property (including the Company’s pro rata share of debt attributable to such property) or (B) the amount advanced for a loan or other investment (including the Company’s pro rata share of debt attributable to such investment). No acquisition fees or related expense reimbursements were incurred from the Advisor during the year ended December 31, 2016 or the period from January 1, 2017 to the Closing. In addition, no acquisitions fees or related expense reimbursements are payable following the Closing pursuant to the Letter Agreement.
Financing Coordination Fees
Prior to the Closing, if the Advisor provided services in connection with the origination or refinancing of any debt that the Company obtained and used to acquire properties or to make other permitted investments, or that were assumed, directly or indirectly, in connection with the acquisition of properties, the Company paid the Advisor a financing coordination fee equal to 0.75% of the amount available or outstanding under such financing, subject to certain limitations. No financing coordination fees were incurred from the Advisor during the year ended December 31, 2016 or the period from January 1, 2017 to the Closing. In addition, no financing coordination fees will be payable following the Closing pursuant to the Letter Agreement.
Other Fees and Reimbursements
Prior to the Closing, subject to certain limitations, the Company reimbursed the Advisor’s costs of providing administrative services. The Company did not reimburse the Advisor for personnel costs incurred by the Advisor in connection with services for which the Advisor received acquisition fees, reimbursement for acquisition expenses or real estate commissions. The Company also did not reimburse the Advisor for salaries, bonuses or benefits paid by the Advisor to the Company’s executive officers. No reimbursement was incurred from the Advisor for providing these services during the year ended December 31, 2016, and $0.9 million was incurred from the Advisor for providing these services during period from January 1, 2017 to the Closing. No such reimbursements will be payable following the Closing pursuant to the Letter Agreement. Pursuant to the Letter Agreement, as partial satisfaction of the Excess Amount the Advisor agreed to waive amounts with respect to these administrative expense reimbursements that would be payable to the Advisor by the Company for expenses incurred during the nine months ending December 31, 2017, valued at approximately $0.1 million per month and $0.87 million in the aggregate.

The Company also reimbursed the Advisor and its affiliates, including subsidiaries of RCAP, which were under common control with AR Global until transactions entered into in connection with RCAP’s filing for Chapter 11 bankruptcy in January 2016, up to 2.0% of gross offering proceeds for organization and offering expenses, which included reimbursements to the Advisor for other organization and offering expenses that it incurred for due diligence fees included in detailed and itemized invoices. The Advisor was also responsible for offering costs, excluding selling commissions and dealer manager fees, in excess of the 2.0% cap as of the end of the IPO. As of the end of the IPO, offering and related costs, excluding commissions and dealer manager fees, exceeded 2.0% of gross proceeds received from the IPO by $3.77 million. Pursuant to the Letter Agreement, the Advisor’s obligation to repay this amount was satisfied at the Closing and through a continuing obligation of the Advisor (guaranteed by AR Global) to make cash payments to the Company. See “Letter Agreement.”
Although the Advisor had the potential to earn an annual subordinated performance fee pursuant to the Advisory Agreement, the trigger for this fee was never satisfied and the Company never became obligated to pay it. Moreover, this fee will not be payable following the Closing pursuant to the Letter Agreement.
The annual subordinated performance fee was based on the Company’s total return to stockholders, payable annually in arrears, for any year in which the Company’s total return on stockholder’s capital exceeds 6.0% per annum. The annual subordinated performance fee was 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year and is payable only upon the sale of assets, distributions or other event which results in the return on stockholder’s capital exceeding 6.0% per annum.
The Company also could have paid the Advisor a real estate commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and 50.0% of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and agents and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission. Real estate commissions were only payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the year ended December 31, 2016 or the period from January 1, 2017 to the Closing. Under the terms of the Letter Agreement, the Company will no longer be obligated to pay a real estate commission to the Advisor following the Closing.
Prior to the Closing, an affiliate of the Advisor, American Realty Capital Healthcare III Special Limited Partnership, LLC (the “Special Limited Partner”), was also entitled to a subordinated participation interest equal to 15% of the net sale proceeds from the sale of all or substantially all of the Company’s assets after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors. The Asset Sale did not generate net proceeds in excess of this 6.0% hurdle. Thus, the Special Limited Partner did not receive a payment in respect of this subordinated participation in net sales proceeds at the Closing. The Special Limited Partner also would have been entitled to a subordinated incentive listing distribution if the Company’s shares of common stock had been listed on a national securities exchange equal to 15.0% of the amount by which the Company’s market value plus distributions exceeded the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. In no event would the Company have paid the Special Limited Partner or any of its affiliates both the subordinated participation in the net sales proceeds and the subordinated listing distribution. In addition, upon termination or non-renewal of the Advisory Agreement, with or without cause, the Special Limited Partner would have been entitled to receive subordinated termination distributions from the OP equal to 15% of the amount by which the sum of the Company’s market value plus distributions exceeded the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, pre-tax, non-compounded annual return to investors.
Property Manager
Pursuant to amendment to the Property Management Agreement entered into in connection with the execution of the Purchase Agreement, the Property Manager agreed to continue to provide any property management or wind-down services under the Property Management Agreement at no cost or charge. The Property Management Amendment would have been null and void if the Purchase Agreement had been terminated.
Prior to the Closing, pursuant to the Property Management Agreement, the Company paid the Property Manager a property management fee equal to (a) with respect to stand-alone, single-tenant net leased properties, 1.5% of gross revenues from the properties managed, and (b) with respect to all other types of properties, 2.5% of gross revenues from the properties managed. The Company also reimbursed the Property Manager and its affiliates for property-level expenses that any of them paid or incurred on the Company’s behalf, including salaries, bonuses and benefits of persons employed by the Property Manager and its affiliates except for the salaries, bonuses and benefits of persons who also served as one of the Company’s executive officers or as an executive officer of the Property Manager or its affiliates. The Property Manager or an affiliate was permitted to subcontract the performance of its property management and leasing services duties to third parties and pay all or a portion of its property management fee to the third parties with whom it contracts for these services. If the Company contracted directly with third parties for such services, the Company paid them customary market fees and paid the Property Manager an oversight fee equal to 1.0% of the gross revenues of the property managed. As described above under -Advisor - Asset Management Fees,” this oversight fee reduced the asset management fee payable to the Advisor by the amount of the oversight fee. In no event would the Company pay the Property Manager or any affiliate both a property management fee and an oversight fee with respect to any particular property. The Company incurred approximately $31,000 and $28,000 in property management and oversight fees from the Property Manager for the year ended December 31, 2016 and the period from January 1, 2017 to June 30, 2017, respectively.
As acknowledged in the Letter Agreement, the Company had previously overpaid property management and oversight fees to the Property Manager in an amount equal to approximately $141,000. Pursuant to the Letter Agreement, any obligation the Advisor has to repay this amount was satisfied when the Asset Sale was consummated. Commencing May 1, 2017, in lieu of paying the Property Manager property management fees, including oversight fees, the Company has applied all property management fees otherwise due and payable to the Property Manager against the overpaid amount. See “Letter Agreement.”
Indemnification Agreements
The Company has entered into an indemnification agreement with each of its directors and officers, and certain former directors and officers, providing for indemnification of such directors and officers consistent with the provisions of the Charter. No amounts have been paid by the Company to these individuals pursuant to the indemnification agreement through the date of this Annual Report on Form 10-K.
Investment Allocation Agreement
The Company entered into an investment opportunity allocation agreement (the “Allocation Agreement”) with HTI which impacted the Company’s ability to make investments in its target assets. Pursuant to the Allocation Agreement, if either the Advisor or the HTI advisor determines that one or more proposed healthcare property acquisitions is appropriate for either the Company or HTI, and assuming each has sufficient capital to support such proposed healthcare property acquisition, such proposed healthcare property acquisition will be presented to the board of directors and HTI’s board of directors for a vote on whether to pursue such proposed healthcare property acquisition. If both the board of directors and HTI’s board of directors approve to pursue such proposed healthcare property acquisition, then the acquisitions of such properties will be subject to rotation between the Company and HTI, depending on whether the fund has sufficient capital to acquire all or some of the proposed healthcare property acquisitions and which fund most recently made a property acquisition. Notwithstanding the foregoing, any priority to proposed healthcare property acquisitions will be lifted in cases in which a proposed healthcare property acquisition would overly concentrate the Company or HTI in a particular property type, geographical region or tenant.
In light of the Plan of Liquidation, the Company can no longer make any acquisitions. The Allocation Agreement will terminate automatically in accordance with its terms when the Advisory Agreement is terminated.
Purchase Agreement
On June 16, 2017, the Company, the OP and ARHC TRS Holdco III, LLC, a subsidiary of the OP (together, the “Seller Parties”), entered into the Purchase Agreement with HTI, its operating partnership, and one of its operating partnership’s subsidiaries (the “Purchaser Parties”). Pursuant to the Purchase Agreement, HTI agreed to purchase membership interests in the Company’s indirect subsidiaries which collectively owned all 19 properties owned by the Company and comprised substantially all of the Company’s assets for a purchase price of $120.0 million (the “Purchase Price”).
The Purchase Price was subject to customary prorations and closing adjustments in accordance with the terms of the Purchase Agreement and was payable at the Closing less $4.9 million, the principal amount of the loan secured by the Company’s Philip Center property (the “Philip Center Loan”) which was required to be assumed by HTI, or repaid by the Company, and associated costs.
On December 22, 2017, the Closing of the Asset Sale occurred and HTI paid us $108.4 million, representing the purchase price under the Purchase Agreement of $120.0 million, less, (i) $0.7 million, reflecting prorations and closing adjustments pursuant to the Purchase Agreement, (ii) $4.9 million, reflecting the outstanding principal amount of the loan secured by our Philip Center property assumed by HTI at the Closing in accordance with the Purchase Agreement, and (iii) $6.0 million Escrow Amount deposited by HTI. The Escrow Amount, less any amounts paid or reserved for pending or unsatisfied indemnification claims that HTI may make pursuant to the Purchase Agreement, will be released to us in installments over a period of 14 months following the Closing. In addition, we incurred $1.3 million in closing and other transaction costs.

In connection with its approval of the Purchase Agreement, the board of directors also approved the Plan of Liquidation, which was subject to stockholder approval. The Closing of the Asset Sale was conditioned upon stockholder approval of both the Asset Sale and the Plan of Liquidation. Thus, if stockholders did not approve the Plan of Liquidation, the Asset Sale could not be completed even if stockholders approved the Asset Sale. Likewise, the effectiveness of the Plan of Liquidation was conditioned upon stockholder approval of the Plan of Liquidation and the closing of the Asset Sale. If the Asset Sale was not approved and did not close, the Plan of Liquidation would not have become effective regardless of whether or not it had been approved.
The Purchase Agreement contains a number of customary representations and warranties for transactions of this type made by the Purchaser Parties, on the one hand, and the Seller Parties, on the other hand. The representations and warranties were made by the parties as of the date of the Purchase Agreement and generally survive (along with related indemnification obligations described below) for a period of 14 months following the Closing, until February 22, 2019. Certain of these representations and warranties are subject to specified exceptions and qualifications contained in the Purchase Agreement and are qualified by the disclosure letters delivered in connection therewith.
The Seller Parties and the Purchaser Parties have agreed to jointly and severally indemnify, hold harmless and defend the other parties from losses in connection with certain matters, including, among others: (i) breaches of representations and warranties and failures of covenants by the other parties; (ii) with respect to indemnification by the Seller Parties only, taxes payable by the Company, its subsidiaries or any of their respective affiliates in connection with any taxable period prior to the Closing, and any interest and penalties thereon; and (iii) with respect to indemnification by the Seller Parties only, any stockholder litigation brought by the Company’s stockholders directly or derivatively in connection with the transactions contemplated by the Purchase Agreement, subject to certain limitations. A party will not become liable for indemnification with respect to breaches of representations and warranties and failures of covenants unless and until the aggregate amount of indemnifiable claims by the other party exceeds $500,000 and this liability may not exceed 10% of the Purchase Price. Indemnifiable losses for which the Seller Parties are liable are recoverable by the Purchaser Parties first out of the Escrow Amount and then, to the extent the indemnifiable losses exceed the Escrow Amount, from the Seller Parties, jointly and severally.
The Purchase Agreement prohibited the Company from initiating, soliciting, knowingly encouraging or facilitating any inquiries or the making of any proposal, offer or other action that constitutes, or may reasonably be expected to lead to, any Acquisition Proposal (as defined in the Purchase Agreement), subject to certain exceptions.
The Purchase Agreement also provided that the board of directors could take certain actions related to changing its recommendation to the Company’s stockholders with respect to its approval of the Asset Sale or the Plan of Liquidation or entering into an agreement related to an Acquisition Proposal (any such action, a “Change in Recommendation”) under certain circumstances.
The Purchase Agreement provided for certain termination rights of the Company and HTI, including HTI’s right to terminate the Purchase Agreement upon the occurrence of a Change in Recommendation or a material violation by the Company of its exclusivity obligations under the Purchase Agreement, in which event the Company would have been required to pay HTI a termination fee of $3.6 million. In addition, the Company agreed to reimburse HTI for up to $850,000 for certain transaction-related expenses (excluding HTI’s advisor expenses) if the Purchase Agreement was terminated by either party due to the Company’s failure to obtain stockholder approval of the Asset Sale and the Plan of Liquidation. If the Company terminated the Purchase Agreement due to HTI’s failure to pay the Purchase Price at closing, HTI would have been required to reimburse the Company for up to $750,000 in actual third party expenses incurred in connection with the Asset Sale (without excluding Advisor expenses). Similarly, if the Company had not fulfilled certain necessary conditions to close the Asset Sale, other than obtaining stockholder approval of the Asset Sale and the Plan of Liquidation, the Company would have been required to reimburse HTI for up to $750,000 in actual third party expenses incurred in connection with the Asset Sale (excluding HTI’s advisor’s expenses).
Affiliated Transaction Best Practices Policy
Pursuant to AR Global’s affiliated transaction best practices policy, which was approved by the board of directors, the Company may not enter into any co-investments or any other business transaction with, or provide funding or make loans to, directly or indirectly, any investment program or other entity sponsored by the AR Global group of companies or otherwise controlled or sponsored, or in which ownership (other than certain minority interests) is held, directly or indirectly, by any of the individuals who share control of the AR Global group of companies, that is a non-traded REIT or private investment vehicle in which ownership interests are offered through securities broker-dealers in a public or private offering, except that the Company may enter into a joint investment with a Delaware statutory trust (a “DST”) or a group of unaffiliated tenant in common owners (“TICs”) in connection with a private retail securities offering by a DST or to TICs, provided that such investments are in the form of pari passu equity investments, are fully and promptly disclosed to stockholders and will be fully documented among the parties with all the rights, duties and obligations assumed by the parties as are normally attendant to such an equity investment, and that the Company retains a controlling interest in the underlying investment, the transaction is approved by the independent directors of the board of directors after due and documented deliberation, including deliberation of any conflicts of interest, and such co-

investment is deemed fair, both financially and otherwise. In the case of such co-investment, the Advisor will be permitted to charge fees at no more than the rate corresponding to the Company’s percentage co-investment and in line with the fees ordinarily attendant to such transaction. At any one time, the Company’s investment in such co-investments will not exceed 10% of the value of its portfolio.
Certain Conflict Resolution Procedures
Any transaction that the Company enters into with the Advisor or its affiliates is subject to an inherent conflict of interest. The board of directors may encounter conflicts of interest in enforcing the Company’s rights against any affiliate of the Advisor in the event of a default by or disagreement with an affiliate or in invoking powers, rights or options pursuant to any agreement between the Company and the Advisor or any of its affiliates, including the indemnification provisions under the Purchase Agreement.
The conflicts committee of the board of directors reviews the material transactions between AR Global, the Advisor and their respective affiliates, on the one hand, and the Company, on the other hand. The conflicts committee (or its members, Ms. Perrotty and Mr. Penn acting in some other capacity, such as in their roles as the independent directors of the board of directors or the only members of the Special Committee) has determined that all transactions and relationships with the Advisor, AR Global and their respective affiliates during the year ended December 31, 2017 were fair and reasonable to the Company and were approved in accordance with the applicable Company policies.
In order to reduce or eliminate certain potential conflicts of interest, the Charter contains a number of restrictions or the Company has adopted policies relating to: (1) transactions the Company enters into with AR Global, the Company’s directors and officers, the Advisor and its affiliates, and certain of the Company’s stockholders, (2) certain future offerings, and (3) allocation of investment opportunities among affiliated entities. Some of these restrictions are set forth below:

•
The Company will not purchase or lease properties in which AR Global, the Advisor, any of the Company’s directors or officers, any of their respective affiliates or certain of the Company’s stockholders has an interest without a determination by a majority of the directors, including a majority of the independent directors, not otherwise interested in such transaction that such transaction is fair and reasonable to the Company and at a price to the Company no greater than the cost of the property to the seller or lessor unless there is substantial justification for any amount that exceeds such cost and such excess amount is determined to be reasonable. In no event will the Company acquire any such property at an amount in excess of its appraised value. The Company will not sell or lease properties to AR Global, the Advisor, any of the Company’s directors or officers, any of their respective affiliates or certain of the Company’s stockholders unless a majority of the directors, including a majority of the independent directors, not otherwise interested in the transaction determines that the transaction is fair and reasonable to the Company.

•
The Company will not make any loans to AR Global, the Advisor, any of the Company’s directors or officers, any of their respective affiliates or certain of the Company’s stockholders, except that the Company may make or invest in mortgage, bridge or mezzanine loans involving AR Global, the Advisor, the Company’s directors or officers, their respective affiliates or certain of the Company’s stockholders if an appraisal of the underlying property is obtained from an independent appraiser and the transaction is approved as fair and reasonable to the Company and on terms no less favorable to the Company than those available from unaffiliated third parties. In addition, the Advisor, any of the Company’s directors or officers, any of their respective affiliates or certain of the Company’s stockholders will not make loans to the Company or to joint ventures in which the Company is a joint venture partner unless approved by a majority of the directors, including a majority of the independent directors, not otherwise interested in the transaction as fair, competitive and commercially reasonable, and no less favorable to the Company than comparable loans between unaffiliated parties.

•
The Advisor and its affiliates will be entitled to reimbursement, at cost, for actual expenses incurred by them on behalf of the Company or joint ventures in which the Company is a joint venture partner; provided, however, that the Advisor must reimburse the Company for the amount, if any, by which the Company’s total operating expenses paid during the previous year exceeded the greater of: (i) 2% of Average Invested Assets (as defined in the Charter) for that year; and (ii) 25% of net income, before any additions to reserves for depreciation, bad debts or other similar non-cash reserves and before any gain from the sale of assets, for that year.

•
Before the Advisor may take advantage of an investment opportunity for its own account or recommend it to others the Advisor is obligated to present such opportunity to the Company if (a) such opportunity is compatible with the Company’s investment objectives and policies, (b) such opportunity is of a character which could be taken by the Company, and (c) the Company has the financial resources to take advantage of such opportunity.

•
If an investment opportunity becomes available that is suitable, under all of the factors considered by the Advisor, for both the Company and one or more other programs sponsored directly or indirectly by AR Global and for which more than one of such entities has sufficient uninvested funds, then the entity that has had the longest period of time elapse since it was offered an investment opportunity will first be offered such investment opportunity. The board of directors, including the independent directors, must ensure that this method is applied fairly to the Company. In determining whether or not an investment opportunity is suitable for more than one program, the Advisor, subject to approval by the board of directors, shall examine, among others, the following factors:

◦	the anticipated cash flow of the property to be acquired and the cash requirements and anticipated cash flow of each program;

◦	the effect of the acquisition both on diversification of each program’s investments by type of property, geographic area and tenant concentration;

◦	the policy of each program relating to leverage of properties;

◦	the income tax effects of the purchase to each program;

◦	the size of the investment; and

◦	the amount of funds available to each program and the length of time such funds have been available for investment.

If a subsequent development, such as a delay in the closing of such investment or a delay in the construction of a property, causes any such investment, in the opinion of the board of directors and the Advisor, to be more appropriate for a program other than the program that committed to make the investment, the Advisor may determine that another program sponsored directly or indirectly by AR Global will make the investment. The board of directors has a duty to ensure that the method used by the Advisor for the allocation of the acquisition of investments by two or more programs sponsored directly or indirectly by AR Global seeking to acquire similar types of assets is applied fairly to the Company.

•
The Company will not accept goods or services from any of the Company’s directors, the Advisor or their respective affiliates or enter into any other transaction with the any of the Company’s directors, the Advisor or their respective affiliates unless a majority of the directors, including a majority of the independent directors, not otherwise interested in the transaction approve such transaction as fair and reasonable to the Company and on terms and conditions not less favorable to the Company than those available from unaffiliated third parties.

In addition to the foregoing, the Company entered into the Allocation Agreement with HTI. See “- Investment Allocation Agreement.”
Director Independence
Under the Charter, a majority of the members of the board of directors must be “independent” except for a period of up to 60 days after the death, resignation or removal of an independent director and pending the election of his or her successor. An “independent director” is defined under the Charter as one who is not associated and has not been associated within the last two years, directly or indirectly, with AR Global or the Advisor. A director is deemed to be associated with AR Global or the Advisor if he or she: (a) owns an interest in AR Global, the Advisor or any of their affiliates; (b) is employed by AR Global, the Advisor or any of their affiliates; (c) is an officer or director of AR Global, the Advisor or any of their affiliates; (d) performs services, other than as a director, for the Company; (e) is a director or trustee for more than three REITs organized by AR Global or advised by the Advisor; or (f) has any material business or professional relationship with AR Global, the Advisor or any of their affiliates. A business or professional relationship is considered material per se if the gross revenue derived by the director from AR Global, the Advisor and their respective affiliates exceeds 5% of the director’s (i) annual gross revenue, derived from all sources, during either of the last two years, or (ii) net worth, on a fair market value basis. An indirect relationship includes circumstances in which a director’s spouse, parents, children, siblings, mothers- or fathers-in-law, sons- or daughters-in-law, or brothers- or sisters-in-law, is or has been associated with AR Global, the Advisor, any of their affiliates or the Company.
The board of directors has considered the independence of each director and nominee for election as a director in accordance with the elements of independence set forth above and in the listing standards of NASDAQ even though shares of common stock are not listed on NASDAQ. Based upon information provided by each nominee, the board of directors has affirmatively determined that Ms. Perrotty and Mr. Penn are independent and do not have any material relationships with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company) other than as a director of the Company and are “independent” within the meaning of NASDAQ’s director independence standards and audit committee independence standards, as currently in effect. The board of directors has determined that each of the independent directors satisfies the elements of independence set forth above and in the listing standards of NASDAQ and under the Charter.
Item 14. Principal Accounting Fees and Services.
KPMG LLP (“KPMG”) has audited our consolidated financial statements since the year ended December 31, 2014. KPMG reports directly to our audit committee. Aggregate fees for professional services rendered by KPMG for and during the years ended December 31, 2017 and December 31, 2016 were as follows:
Audit Fees
Audit fees billed from KPMG for the years ended December 31, 2017 and December 31, 2016 were $446,500 and $569,100, respectively.
Audit Related Fees
There were no audit related fees billed from KPMG for the years ended December 31, 2017 and December 31, 2016.

Tax Fees
There were no tax fees billed by KPMG for the years ended years ended December 31, 2017 and December 31, 2016.
All Other Fees
There were no other fees billed by KPMG for the years ended years ended December 31, 2017 and December 31, 2016.
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
The following financial statement is included herein at page F-35 of this Annual Report on Form 10-K:
Schedule III — Real Estate and Accumulated Depreciation
(b) Exhibits
See Exhibit Index below.

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
2.1 (11)	Plan of Liquidation and Dissolution
3.1 (1)	Articles of Amendment and Restatement for American Realty Capital Healthcare Trust III, Inc.
3.2 (1)	Bylaws of American Realty Capital Healthcare Trust III, Inc.
3.3 (7)	Amendment No. 1 to Bylaws of American Realty Capital Healthcare Trust III, Inc.
4.1 (2)	Amended and Restated Agreement of Limited Partnership of American Realty Capital Healthcare III Operating Partnership, L.P. dated as of August 10, 2015
10.1 (1)	Advisory Agreement, dated August 20, 2014, by and among the Company, American Realty Capital Healthcare III Operating Partnership, L.P. and American Realty Capital Healthcare III Advisors, LLC
10.2 (4)
Property Management and Leasing Agreement, dated August 20, 2014, by and among the Company, American Realty Capital Healthcare III Operating Partnership, L.P. and American Realty Capital Healthcare III Properties, LLC

10.3 (1)	Employee and Director Incentive Restricted Share Plan of American Realty Capital Healthcare Trust III, Inc.
10.4 (3)	Indemnification Agreement, dated December 31, 2014, with Directors, Officers, Advisor and Dealer Manager
10.5 (5)	Indemnification Agreement, dated March 3, 2016 with Katie P. Kurtz
10.6 (6)	Form of Restricted Stock Award Agreement Pursuant to the Incentive Restricted Share Plan of American Realty Capital Healthcare Trust III, Inc.
10.7 (8)
Purchase Agreement, dated as of June 16, 2017, by and among Healthcare Trust, Inc., Healthcare Trust Operating Partnership, L.P., ARHC TRS Holdco II, LLC, American Realty Capital Healthcare Trust III, Inc., American Realty Capital Healthcare Trust III Operating Partnership, L.P. and ARHC TRS Holdco III, LLC.

10.8 (8)	Letter Agreement, dated as of June 16, 2017, by and among American Realty Capital Healthcare Trust III, Inc., American Realty Capital Healthcare III Advisors, LLC and AR Global Investments, LLC
10.9 (8)
First Amendment to Advisory Agreement, dated as of June 16, 2017, by and among American Realty Capital Healthcare Trust III, Inc., American Realty Capital Healthcare Trust III Operating Partnership, L.P. and American Realty Capital Healthcare III Advisors, LLC

10.10 (8)	Amendment to Property Management and Leasing Agreement, dated as of June 16, 2017
10.11 (9)
Amendment, dated as of September 28, 2017, to the Letter Agreement, dated as of June 16, 2017, by and among American Realty Capital Healthcare Trust III, Inc., American Realty Capital Healthcare III Advisors, LLC and AR Global Investments, LLC

10.12 (10)
Second Amendment to Advisory Agreement, dated as of December 22, 2017, by and among American Realty Capital Healthcare Trust III, Inc., American Realty Capital Healthcare Trust III Operating Partnership, L.P. and American Realty Capital Healthcare III Advisors, LLC

10.13 (10)	First Amendment to Amended and Restated Agreement of Limited Partnership of American Realty Capital Healthcare III Operating Partnership, L.P. dated as of December 22, 2017
21.1 *	List of Subsidiaries
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Healthcare Trust III, Inc.'s Annual Report on Form 10-Q for the year ended December 31, 2017, formatted in XBRL: (i) the Consolidated Statement of Net Assets (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statement of Changes in Net Assets, (iv) the Consolidated Statements of Operations and Comprehensive Income (Loss), (v) the Consolidated Statements of Changes in Equity, (vi) the Consolidated Statements of Cash Flows and (vii) the Notes to the Consolidated Financial Statements.

____________________

*	Filed herewith.

(1)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed with the SEC on November 13, 2014.

(2)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 11, 2015.

(3)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 31, 2015.

(4)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on November 10, 2015.

(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 4, 2016.

(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed with the SEC on August 9, 2016.

(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2016.

(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2017.

(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2017.

(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 2017.

(11)	Filed as an exhibit to the Company’s Definitive Proxy Statement filed with the SEC on October 23, 2017.

Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 23rd day of March, 2018.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC.
By	/s/ W. Todd Jensen
W. Todd Jensen
Interim Chief Executive Officer and President (and Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Edward M. Weil	Executive Chairman of the board of directors	March 23, 2018
Edward M. Weil

/s/ W. Todd Jensen	Interim Chief Executive Officer and President	March 23, 2018
W. Todd Jensen	(Principal Executive Officer)

/s/ Katie P. Kurtz	Chief Financial Officer, Treasurer and Secretary	March 23, 2018
Katie P. Kurtz	(Principal Financial Officer and Principal Accounting Officer)

/s/ P. Sue Perrotty	Independent Director	March 23, 2018
P. Sue Perrotty

/s/ B.J. Penn	Independent Director	March 23, 2018
B.J. Penn

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Statement of Net Assets (Liquidation Basis) as of December 31, 2017	F-3

Consolidated Balance Sheet (Going Concern Basis) as of December 31, 2016	F-4

Consolidated Statement of Changes in Net Assets (Liquidation Basis) for the Period From December 21, 2017 Through December 31, 2017	F-5

Consolidated Statements of Operations and Comprehensive Income (Loss) (Going Concern Basis) for the Period From January 1, Through December 21, 2017 and for the Years Ended December 31, 2016 and 2015	F-6

Consolidated Statements of Changes in Equity (Deficit) (Going Concern Basis) for the Period From January 1, 2017 Through December 21, 2017 and for the Years Ended December 31, 2016 and 2015	F-7

Consolidated Statements of Cash Flows (Going Concern Basis) for the Period From January 1, 2017 Through December 21, 2017 and for the Years Ended December 31, 2016 and 2015	F-8

Notes to Consolidated Financial Statements	F-10

Financial Statement Schedule:
Schedule III — Real Estate and Accumulated Depreciation	F-38

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
American Realty Capital Healthcare Trust III, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statement of net assets (liquidation basis) of American Realty Capital Healthcare Trust III, Inc. and subsidiaries (the Company) as of December 31, 2017, the related consolidated statement of changes in net assets (liquidation basis) for the period from December 21, 2017 through December 31, 2017, the consolidated balance sheet (going concern basis) as of December 31, 2016 and the related consolidated statements of operations and comprehensive income (loss) (going concern basis), changes in equity (deficit) (going concern basis), and cash flows (going concern basis) for the period from January 1, 2017 through December 21, 2017 and each of the years in the two year period ended December 31, 2016, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the net assets in liquidation of the Company as of December 31, 2017, the changes in its net assets in liquidation for the period from December 21, 2017 through December 31, 2017, its financial position as of December 31, 2016, and the results of its operations and its cash flows for the period January 1, 2017 through December 21, 2017 and each of the years in the two-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles applied on the bases described below.
Liquidation Basis of Accounting
As discussed in note 2 to the consolidated financial statements, on December 21, 2017, the stockholders of the Company approved a plan of liquidation and the management of the Company concluded liquidation was imminent as defined in Accounting Standards Codification Subtopic 205-30, Liquidation Basis of Accounting. As a result, the Company has changed its basis of accounting for periods subsequent to December 21, 2017 from the going concern basis to a liquidation basis.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Chicago, Illinois
March 23, 2018

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF NET ASSETS
(Liquidation Basis)
(In thousands)

December 31, 2017
ASSETS
Cash	$120,472
Restricted cash	6,000
Due from related parties, net	507
Prepaid expenses and other assets	134
Total assets	127,113

LIABILITIES
Distributions payable	109,605
Liability for estimated costs in excess of estimated receipts during liquidation	2,317
Accounts payable and accrued expenses	310
Total liabilities	112,232

COMMITMENTS AND CONTINGENCIES
Net assets in liquidation	$14,881

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Going Concern Basis)
(In thousands, except for share and per share data)

December 31, 2016
ASSETS
Real estate investments, at cost:
Land	$10,225
Buildings, fixtures and improvements	101,197
Acquired intangible lease assets	18,450
Total real estate investments, at cost	129,872
Less: accumulated depreciation and amortization	(8,137)
Total real estate investments, net	121,735
Cash	16,371
Restricted cash	37
Straight-line rent receivable	662
Prepaid expenses and other assets	1,242
Deferred costs, net	9
Total assets	$140,056

LIABILITIES AND EQUITY
Mortgage note payable, net of deferred financing costs	$4,919
Mortgage premium, net	113
Market lease intangible liabilities, net	1,701
Accounts payable and accrued expenses (including $130 due to related parties as of December 31, 2016)	1,904
Deferred rent	472
Distributions payable	925
Total liabilities	10,034

Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding as of December 31, 2016	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 6,978,303 shares of common stock issued and outstanding as of December 31, 2016	70
Additional paid-in capital	150,109
Accumulated deficit	(20,621)
Total stockholders' equity	129,558
Non-controlling interests	464
Total equity	130,022
Total liabilities and equity	$140,056

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(Liquidation Basis)
(In thousands)

Period From December 21, 2017 Through December 31, 2017
Net Assets in liquidation, beginning of period	$124,486
Changes in net assets in liquidation
Liquidating distribution to common shareholders	(109,605)
Changes in net assets in liquidation	(109,605)
Net Assets in liquidation, end of period	$14,881

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Going Concern Basis)
(In thousands, except per share data)

	Period From January 1, 2017 Through December 21, 2017	Year Ended December 31,
		2016	2015
Revenues:
Rental income	$8,869	$9,093	$2,540
Operating expense reimbursements	2,576	2,651	573
Resident services and fee income	2,689	2,878	1,030
Total revenues	14,134	14,622	4,143

Expenses:
Property operating and maintenance	5,387	5,269	1,370
Operating fees to related party	52	31	46
Acquisition and transaction related	2,099	350	4,747
General and administrative	2,594	1,898	1,315
Depreciation and amortization	5,091	5,976	1,737
Total expenses	15,223	13,524	9,215
Operating income (loss)	(1,089)	1,098	(5,072)
Other income (expense):
Interest expense	(180)	(189)	(73)
Interest and other income	1	2	—
Total other expense	(179)	(187)	(73)
Income (loss) before income taxes	(1,268)	911	(5,145)
Income tax benefit (expense)	56	(149)	(84)
Net income (loss)	(1,212)	762	(5,229)
Net income (loss) attributable to non-controlling interests	(15)	(17)	11
Net income (loss) attributable to stockholders	(1,227)	745	(5,218)
Comprehensive income (loss) attributable to stockholders	$(1,227)	$745	$(5,218)

Basic net income (loss) per share	$(0.18)	$0.11	$(1.56)
Diluted net income (loss) per share	$(0.18)	$0.09	$(1.56)
Distributions declared per share	$0.91	$1.56	$1.25

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(Going Concern Basis)
(In thousands, except for share data)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Total Equity (Deficit)
Balance, December 31, 2014	11,554	$—	$(2,094)	$(180)	$(2,274)	$—	$(2,274)
Issuance of common stock	6,688,184	67	164,786	—	164,853	—	164,853
Common stock offering costs, commissions and dealer manager fees	—	—	(19,078)	—	(19,078)	—	(19,078)
Common stock issued through distribution reinvestment plan	91,414	1	2,170	—	2,171	—	2,171
Common stock repurchases	(1,021)	—	(25)	—	(25)	—	(25)
Equity-based compensation	2,666	—	30	—	30	—	30
Distributions declared	—	—	—	(5,206)	(5,206)	—	(5,206)
Contributions from non-controlling interest holders	—	—	—	—	—	483	483
Net loss	—	—	—	(5,218)	(5,218)	(11)	(5,229)
Balance, December 31, 2015	6,792,797	68	145,789	(10,604)	135,253	472	135,725
Common stock offering costs, commissions and dealer manager fees	—	—	(62)	—	(62)	—	(62)
Common stock issued through distribution reinvestment plan	182,840	2	4,341	—	4,343	—	4,343
Equity-based compensation	2,666	—	41	—	41	—	41
Distributions declared	—	—	—	(10,762)	(10,762)	—	(10,762)
Distributions to non-controlling interest holders	—	—	—	—	—	(25)	(25)
Net income	—	—	—	745	745	17	762
Balance, December 31, 2016	6,978,303	70	150,109	(20,621)	129,558	464	130,022
Common stock issued through distribution reinvestment plan	60,495	1	1,436	—	1,437	—	1,437
Common stock repurchases	(82,494)	(1)	(1,885)	—	(1,886)	—	(1,886)
Equity-based compensation	2,666	—	41	—	41	—	41
Distributions declared	—	—	—	(6,303)	(6,303)	(33)	(6,336)
Net income	—	—	—	(1,227)	(1,227)	15	(1,212)
Balance, December 21, 2017	6,958,970	$70	$149,701	$(28,151)	$121,620	$446	$122,066

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Going Concern Basis)
(In thousands)

	Period From January 1, 2017 Through December 21, 2017	Year Ended December 31,
		2016	2015
Cash flows from operating activities:
Net income (loss)	$(1,212)	$762	$(5,229)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,091	5,976	1,737
Amortization of deferred financing costs	28	30	11
Amortization of mortgage premium	(41)	(42)	(17)
Amortization of market lease and other intangibles	199	205	29
Share-based compensation	41	41	30
Bad debt expense	311	—	—
Changes in assets and liabilities:
Straight-line rent receivable	(347)	(509)	(153)
Prepaid expenses and other assets	(456)	(462)	(651)
Accounts payable and accrued expenses	1,366	227	1,242
Deferred rent	(211)	173	299
Net cash provided by (used in) operating activities	4,769	6,401	(2,702)
Cash flows from investing activities:
Investments in real estate	—	—	(122,480)
Deposits paid for real estate acquisitions	—	—	(25)
Capital expenditures	(63)	(132)	(1)
Net cash used in investing activities	(63)	(132)	(122,506)
Cash flows from financing activities:
Payments on mortgage note payable	(100)	(96)	(31)
Payments of deferred financing costs	—	—	(119)
Proceeds from affiliates, net	(11)	—	—
Proceeds from issuance of common stock	—	—	164,853
Common stock repurchases	(1,886)	—	(25)
Payments of offering costs and fees related to common stock issuances	—	(212)	(19,929)
Distributions paid	(5,791)	(6,398)	(2,131)
Contributions from non-controlling interest holders	—	—	483
Distributions to non-controlling interest holders	(33)	(25)	—
Repayments to related party	—	—	(1,210)
Net cash provided by (used in) financing activities	(7,821)	(6,731)	141,891
Net change in cash, cash equivalents and restricted cash	(3,115)	(462)	16,683
Cash, cash equivalents and restricted cash, beginning of period	16,408	16,870	187
Cash, cash equivalents and restricted cash, end of period	$13,293	$16,408	$16,870

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Going Concern Basis)
(In thousands)

	Period From January 1, 2017 Through December 21, 2017	Year Ended December 31,
		2016	2015
Supplemental disclosure of cash flow information:
Cash paid for interest	$179	$202	$61
Cash paid for taxes	53	129	—

Non-cash investing and financing activities:
Payable and accrued offering costs	$228	$228	$378
Unfulfilled repurchase requests included in accounts payable and accrued expenses	—	—	25
Assumption of mortgage note payable used to acquire investment in real estate	—	—	5,124
Premium assumed mortgage note payable	—	—	172
Liabilities assumed in real estate acquisitions	—	—	126
Common stock issued through distribution reinvestment plan	1,437	4,343	2,171

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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
On August 20, 2014, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 125.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, for total gross proceeds of up to $3.1 billion plus up to 26.3 million shares of common stock available pursuant to a distribution reinvestment plan (the "DRIP"). On February 11, 2015, the Company received and accepted aggregate subscriptions in excess of the minimum offering amount for the IPO of $2.0 million in shares of common stock, broke general escrow and issued shares to its initial investors, who were admitted as stockholders of the Company. The IPO lapsed in accordance with its terms in August 2016.
On December 21, 2017, the Company's stockholders approved a plan of liquidation and dissolution of the Company (the "Plan of Liquidation") in which it was authorized to sell its assets and distribute the net proceeds to its stockholders after payment of all of the Company's liabilities (see Note 2 — Purchase Agreement and Plan of Liquidation for additional information). The Company intends to wind up its affairs and distribute its assets, which consist primarily of cash after satisfying its liabilities, to the holders of the Company's common stock in accordance with the Plan of Liquidation.
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
Note 2 — Purchase Agreement and Plan of Liquidation
Purchase Agreement
On June 16, 2017, the Company entered into the Purchase Agreement with Healthcare Trust Inc. and its subsidiaries ("HTI"). HTI was sponsored and advised by affiliates of the Advisor. Pursuant to the Purchase Agreement, HTI, Healthcare Trust Operating Partnership, L.P. ("HTI OP"), and ARHC TRS Holdco II, LLC ("HTI Holdco") agreed to purchase membership interests in the Company’s indirect subsidiaries which collectively owned all 19 properties owned by the Company which comprised substantially all of the Company’s assets for a purchase price of $120.0 million (the “Purchase Price”).
The Purchase Price was subject to customary prorations and closing adjustments in accordance with the terms of the Purchase Agreement and was paid on December 22, 2017 (the “Closing Date”) less $4.9 million, the principal amount of the loan secured by the Company’s Philip Center property (the “Philip Center Loan”) which was assumed by HTI.
HTI deposited $6.0 million (the “Escrow Amount”) of the Purchase Price payable into an escrow account for the benefit of the Company on the Closing Date, and this amount, less any amounts paid or reserved for pending or unsatisfied indemnification claims of HTI made pursuant to the Purchase Agreement, will be released in installments thereafter over a period of 14 months following the Closing Date.
In connection with its approval of the Purchase Agreement, the Company's board of directors also approved the Plan of Liquidation which was approved by stockholders during the annual meeting of stockholders (the "Annual Meeting") on December 21, 2017. The approval of the Plan of Liquidation by the Company's stockholders caused the Company’s basis of accounting to change from the going-concern basis to the liquidation basis of accounting, which requires the Company’s assets to be measured at the estimated amounts of consideration the entity expects to collect in settling and disposing of its assets and liabilities are to be measured at the estimated amounts at which the liabilities are expected to be settled.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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
The Seller Parties and the Purchaser Parties have agreed to jointly and severally indemnify, hold harmless and defend the other parties from losses in connection with certain matters, including, among others: (i) breaches of representations and warranties and failures of covenants by the other parties; (ii) with respect to indemnification by the Seller Parties only, taxes payable by the Company, its subsidiaries or any of their respective affiliates in connection with any taxable period prior to the Closing Date, and any interest and penalties thereon; and (iii) with respect to indemnification by the Seller Parties only, any stockholder litigation brought by the Company’s stockholders directly or derivatively in connection with the transactions contemplated by the Purchase Agreement, subject to certain limitations. A party will not become liable for indemnification with respect to breaches of representations and warranties and failures of covenants unless and until the aggregate amount of indemnifiable claims by the other party exceeds $0.5 million and this liability may not exceed 10% of the Purchase Price. Indemnifiable losses for which the Seller Parties are liable are recoverable by the Purchaser Parties first out of the Escrow Amount and then, to the extent the indemnifiable losses exceed the Escrow Amount, from the Seller Parties, jointly and severally.
Plan of Liquidation
Pursuant to the Plan of Liquidation, the Company will be required to pay or provide for its liabilities and expenses, distribute the remaining proceeds of the liquidation of the Company’s assets to its stockholders, wind up the Company’s operations, and dissolve. The Company’s common stock is registered under Securities Exchange Act of 1934, as amended (the "Exchange Act"). While implementing the Plan of Liquidation, the Company will remain subject to the reporting requirements under the Exchange Act. The Company may seek relief from the SEC from these reporting requirements after the Company files its articles of dissolution, but there can be no assurance that this relief will be granted.
Pursuant to the Plan of Liquidation, the Company will, among other things:
•pay or provide for the Company’s liabilities, obligations and expenses, which may include establishing a reserve fund to provide for payment of contingent or unknown liabilities;
•liquidate and dissolve the OP and the indirect subsidiaries of the Company and the OP, and distribute the net proceeds of the liquidation in accordance with the provisions of the organizational documents of those entities and the laws of the States of Maryland and Delaware, as applicable;
•distribute cash and the remaining proceeds of the Asset Sale and the Company’s liquidation to stockholders in one or more distributions after paying or providing for liabilities, obligations and expenses and taking all necessary or advisable actions to wind up the Company’s affairs; and
•wind up the Company’s operations and dissolve the Company, all in accordance with the Plan of Liquidation.
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
Liquidating Procedures
Under the Plan of Liquidation, the board of directors, or the trustees of the liquidating trust, has the authority to interpret the provisions of the Plan of Liquidation and to take any further actions, to obtain additional insurance, and to execute any agreements, conveyances, assignments, transfers, certificates and other documents, as may in their judgment be necessary or desirable in order to wind up expeditiously the affairs of the Company, the OP and their respective subsidiaries and complete the liquidation. The Company will not engage in any business activities, except to the extent necessary to preserve the value of the Company’s assets, wind up the Company’s business, pay or establish a reserve fund for the Company’s debts and distribute the Company’s assets to its stockholders, in accordance with the Charter, the Company’s bylaws and the Plan of Liquidation. The board of directors may authorize the Company to establish a reserve fund out of which to pay costs arising from any known or unknown or contingent liabilities or obligations. If a reserve fund is established, the Company would expect a final liquidating distribution to be made

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

once the Company or the manager of the fund determines that no further claims are likely to be made upon the fund. This determination could be made, for example, within the months following the expiration of the fourteen-month indemnification period under the Purchase Agreement or, later, upon the expiration of the time periods specified in the statutes of limitations applicable to the type of claims that may be made against the fund. In some cases, the statutes of limitation that may impact the Company will not expire for three years after the Closing Date. Although none of the Company’s remaining liabilities and obligations are expected to be significant, the Board intends to review the Company’s known liabilities and obligations and determine whether a reserve fund is necessary on an ongoing basis. In the event that the board of directors determines to pay liquidating distributions prior to the expiration of all applicable statute of limitations periods under all scenarios, the Company’s stockholders (under some circumstances) may be liable for the return of their pro rata share of any unpaid (or unreserved for) liabilities or obligations to the extent of the liquidating distributions that were distributed to them. However, a stockholder will not be liable to disgorge distributions paid by dividend by the Company prior to liquidation. The board of directors anticipates that by the end of 2018, the Company will not have any known continuing obligations other than tax and other reporting requirements and will endeavor to have insurance in place for any claims arising for matters occurring during the Company’s operating period to cover any known or unknown liabilities or obligations. If a reserve fund is created, the final payout of the fund’s assets remaining after payment of claims against the fund to the Company’s stockholders will not occur until determined by the board of directors.
The actual amount and timing of liquidating distributions to the Company’s stockholders will be determined by the board of directors in its discretion. If you transfer your shares before the Company pays liquidating distributions, you will not have the right to receive liquidating distributions.
Liquidating Distributions
The initial liquidating distribution of $15.75 per share of the Company’s common stock (the "Initial Liquidating Distribution"), pursuant to the Company’s previously announced plan of liquidation and dissolution, was accrued in the Consolidated Statement of Net Assets. The Initial Liquidating Distribution represented proceeds from the sale to Healthcare Trust, Inc. (“HTI”), pursuant to the purchase agreement dated as of June 16, 2017, of all of the membership interests in the Company’s indirect subsidiaries that own the 19 properties comprising substantially all of the Company’s assets. This Initial Liquidating Dividend was paid on January 5, 2018 to stockholders of record as of December 22, 2017. See Note 18 — Subsequent Events for further details.
Liquidating Trust
If the board of directors decides it would not be feasible for the Company to pay, or adequately provide for, all debts and liabilities of the Company (including costs and expenses incurred and anticipated to be incurred in connection with the liquidation of the Company) at the time the final distribution is to be paid, the board of directors may establish a liquidating trust and the Company may transfer its remaining assets and liabilities to a liquidating trust. The liquidating trust will be created under the laws of the State of Maryland or such other jurisdiction as the board of directors deems advisable and will receive all of the Company’s and the OP’s assets and their respective subsidiaries of every sort whatsoever, including assets, claims, contingent claims and causes of action, subject to all of their unsatisfied debts, liabilities and expenses, known or unknown, contingent or otherwise. The Company may also create a liquidating trust prior to that time in order to avoid the costs of operating as a public company, or if the board of directors determines that it is otherwise appropriate to do so. If the Company’s assets have not been distributed within the 24-month period and the Company remains qualified as a REIT, it will be necessary to create a liquidating trust for the Company to be eligible to deduct amounts distributed pursuant to the Plan of Liquidation as dividends paid and thereby meet the annual distribution requirement and not be subject to U.S. federal income tax on these amounts.
From and after the date of transfer and assignment of assets (subject to liabilities) to the liquidating trust, the Company, the OP and their respective subsidiaries will have no interest of any character in and to any assets and all of the assets will thereafter be held by the liquidating trust. Shares of beneficial interests in the liquidating trust will not be transferrable (except by will, intestate succession or operation of law). Therefore, the recipients of interests in the liquidating trust will not realize any value from these interests unless and until the liquidating trust distributes cash or other assets to them, which will be solely in the discretion of the trustees. The initial trustees of the liquidating trust will be designated by the board of directors.
The documents governing the liquidating trust will limit the liquidating trust’s activities to conserving and protecting the assets transferred to it for the benefit of the holders of beneficial interests in the liquidating trust, temporarily investing the assets and collecting income therefrom, providing for the debts, liabilities and expenses of the liquidating trust, making liquidating distributions to the holders of beneficial interests in the liquidating trust, taking other actions as may be deemed necessary or appropriate by the trustees of the liquidating trust and providing for the orderly liquidation thereof.
The liquidating trust will have a finite life and will terminate upon the earlier of the complete distribution of the liquidating trust’s assets or three years from the date that the Company’s assets were first transferred to it, subject to extensions of fixed

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

duration. Although neither the Code nor the Treasury Regulations provide any specific guidance as to the length of time a liquidating trust may last, the IRS’s ruling guidelines call for a term not to exceed three years, which period may be extended to cover the collection of installment obligations. The Company intends to comply with those IRS guidelines. The liquidating trust may distribute annual financial statements, which need not be audited, to holders of its beneficial interests (which statements, if prepared and distributed, will be filed under cover of Form 10-K under the Company’s Commission file number to the extent the liquidating trust is required to do so) but need not prepare or distribute any quarterly financial statements.
Approval of the Plan of Liquidation also constituted the approval by the Company’s stockholders of the transfer and assignment to the liquidating trust, the form and substance of the liquidating trust agreement as approved by the board of directors and the appointment of the liquidating trust’s trustees selected by the board of directors.
Reporting Requirements
The Company has an obligation to comply with the applicable reporting requirements of the Exchange Act, even if compliance with those reporting requirements is economically burdensome. After filing its articles of dissolution with SDAT, in order to curtail expenses, the Company may seek relief from the SEC from the reporting requirements under the Exchange Act (other than with respect to the filling of current reports on Form 8-K), but there can be no assurance that this relief will be granted by the SEC.
Common Stock
The Company currently intends to close its stock transfer books on the dissolution date and at that time cease recording stock transfers. The Company’s common stock is not listed on a national securities exchange but is registered under the Exchange Act. In connection with implementing the Plan of Liquidation, immediately prior to the transfer to the liquidating trust, or at such other time as the board of directors considers appropriate, the Company will file a Form 15 (or take other appropriate action) to terminate the registration of the Company’s common stock under the Exchange Act.
Note 3 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation.
Reclassifications
Certain prior year amounts related to restricted cash have been reclassified to conform with recently adopted accounting pronouncements.
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
December 31, 2017

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
Pre Plan of Liquidation
All financial results and disclosures up through December 20, 2017, prior to adopting the Liquidation Basis of Accounting, are be presented based on a going concern basis (“Going Concern Basis”), which contemplated the realization of assets and liabilities in the normal course of business. As a result, the balance sheet as of December 31, 2016, and the statements of operations and the statements of cash flows for the period January 1, 2017 through December 21, 2017 and the years ended December 31, 2016 and 2015 are presented on a Going Concern Basis, consistent in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as further described below.
Real Estate Investments
Prior to the transition to Liquidation Basis of Accounting, the Company's investments in real estate were recorded at cost. Improvements and replacements were capitalized when they extend the useful life or improve the productive capacity of the asset. Costs of repairs and maintenance were expensed as incurred.
The Company evaluated the inputs, processes and outputs of each asset acquired to determine if the transaction was a business combination or asset acquisition. If an acquisition qualified as a business combination, the related transaction costs were recorded as an expense in the consolidated statement of operations. If an acquisition qualified as an asset acquisition, the related transaction costs were generally capitalized and subsequently amortized over the useful life of the acquired assets.
In business combinations, the Company allocated the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may have included land, land improvements, buildings and fixtures. Intangible assets may have included the value of in-place leases and above- and below-market leases and other identifiable intangible assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests were recorded at their estimated fair values.
The Company generally determined the value of construction in progress based upon the replacement cost. During the construction period, we capitalized interest, insurance and real estate taxes until the development reached substantial completion.
The fair value of the tangible assets of an acquired property with an in-place operating lease was determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to the tangible assets based on the fair value of the tangible assets. The fair value of in-place leases was determined by considering estimates of carrying costs during the expected lease-up periods, current market conditions, as well as costs to execute similar leases. The fair value of above- or below-market leases was recorded based on the present value of the difference between the contractual amount to be paid pursuant to the in-place lease and the Company’s estimate of the fair market lease rate for the corresponding in-place lease, measured over the remaining term of the lease including any below-market fixed rate renewal options for below-market leases.
In making estimates of fair values for purposes of allocating purchase price, the Company utilized a number of sources, including real estate valuations prepared by independent valuation firms. The Company also considered information and other factors including market conditions, the industry that the tenant operates in, characteristics of the real estate, i.e. location, size, demographics, value and comparative rental rates, tenant credit profile and the importance of the location of the real estate to the operations of the tenant’s business.
In allocating the fair value to assumed mortgages, amounts were recorded to debt premiums or discounts based on the present value of the estimated cash flows, which was calculated to account for either above- or below-market interest rates.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

In allocating non-controlling interests, amounts were recorded based on the fair value of units issued or percentage of investment contributed at the date of acquisition, as determined by the terms of the applicable agreement.
Real estate investments that were intended to be sold are designated as "held for sale" on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they met specific criteria to be presented as held for sale. Real estate investments were no longer depreciated when they were classified as held for sale. If the disposal, or intended disposal, of certain real estate investments represented a strategic shift that had a major effect on the Company's operations and financial results, the operations of such real estate investments would have been presented as discontinued operations in the consolidated statements of operations and comprehensive loss for all applicable periods.
Depreciation and Amortization
Prior to the transition to Liquidation Basis of Accounting, depreciation was computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for fixtures and improvements, and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.
Construction in progress, including capitalized interest, insurance and real estate taxes, was not depreciated until the development had reached substantial completion.
The assumed mortgage premiums or discounts were amortized or accreted as an increase or reduction to interest expense over the remaining term of the respective mortgages, as applicable.
Capitalized above-market lease values were amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values were accreted as an increase to rental income over the remaining terms of the respective leases and expected below-market renewal option periods.
Capitalized above-market ground lease values were accreted as a reduction of property operating expense over the remaining terms of the respective leases. Capitalized below-market ground lease values were amortized as an increase to property operating expense over the remaining terms of the respective leases and expected below-market renewal option periods.
The value of in-place leases, exclusive of the value of above-market and below-market in-place leases, were amortized to expense over the remaining periods of the respective leases.
Cash
The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company ("FDIC") up to an insurance limit. At December 31, 2017, the Company had deposits of $13.3 million of which $12.6 million were in excess of the amount insured by the FDIC. At December 31, 2016, the Company had deposits of $16.4 million, $15.3 million of which was in excess of the amount insured by the FDIC. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result.
Restricted Cash
Restricted cash generally consists of reserves related to real estate taxes, maintenance, structural improvements, and debt service. The $6.0 million of restricted cash included on the Consolidated Statement of Net Assets as of December 31, 2017 relates to escrowed cash receivable from the Asset Sale, also referred to herein as the Escrow Amount.
Revenue Recognition
Prior to the transition to Liquidation Basis of Accounting, the Company's rental income was primarily related to rent received from tenants in the Company's MOBs and triple-net leased healthcare facility. Rent from tenants in the Company's MOB and triple-net leased healthcare facility operating segments (as discussed below) was recorded in accordance with the terms of each lease on a straight-line basis over the initial term of the lease. Because many of the leases provided for rental increases at specified intervals, GAAP required the Company to record a receivable, and include in revenues on a straight-line basis, unbilled rent receivables that the Company received if the tenant made all rent payments required through the expiration of the initial term of the lease. When the Company acquired a property, the acquisition date was considered to be the commencement date for purposes of this calculation.
Cost recoveries from tenants were included in operating expense reimbursement in the period the related costs are incurred, as applicable.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Resident services and fee income primarily relates to rent from residents in the Company's seniors housing — operating property ("SHOP") held using a structure permitted by the REIT Investment Diversification and Empowerment Act of 2007 and to fees for ancillary services performed for SHOP residents. Rental income from residents in the Company's SHOP operating segment was recognized as earned. Residents paid monthly rent that covered occupancy of their unit and basic services, including utilities, meals and some housekeeping services. The terms of the rent were short term in nature, primarily month-to-month. Fees for ancillary services were recorded in the period in which the services are performed.
The Company deferred the revenue related to lease payments received from tenants and residents in advance of their due dates.
The Company continually reviewed receivables related to rent and unbilled rent receivables and determined collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operated and economic conditions in the area in which the property was located. In the event that the collectability of a receivable was in doubt, the Company recorded an increase in the allowance for uncollectible accounts on the consolidated balance sheets or it recorded a direct write-off of the receivable in the consolidated statements of operations.
Offering and Related Costs
Offering and related costs include all expenses incurred in connection with the IPO. Offering costs (other than selling commissions and the dealer manager fee) of the Company may have been paid by the Advisor, the Former Dealer Manager or their affiliates on behalf of the Company. Offering and related costs include, but are not limited to, (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Former Dealer Manager for amounts it paid to reimburse the itemized and detailed due diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. The Company was obligated to reimburse the Advisor or its affiliates, as applicable, for offering costs paid by them on behalf of the Company, provided that the Advisor was obligated to reimburse the Company to the extent offering costs (excluding selling commissions and the dealer manager fee) incurred by the Company in its offering exceeded 2.0% of offering proceeds, net of repurchases and DRIP. As a result, these costs were only a liability of the Company to the extent aggregate selling commissions, the dealer manager fees and other organization and offering costs did not exceed 12.0% of the gross proceeds determined at the end of the IPO (See Note 10 — Related Party Transactions and Arrangements).
Equity-Based Compensation
The Company has a stock-based incentive award plan for its directors, which is accounted for under the guidance of share based payments. The expense for such awards is included in general and administrative expenses and is recognized over the vesting period or when the requirements for exercise of the award have been met (See Note 12 — Share-Based Compensation).
Income Taxes
For the period from April 24, 2014 (date of inception) to December 31, 2014, the Company was being taxed as a C corporation because it did not meet the requirements to be taxed as a REIT. The Company elected and qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code") commencing with the taxable year ended December 31, 2015. If the Company continues to qualify for taxation as a REIT, it generally will not be subject to federal corporate income tax to the extent it distributes all of its REIT taxable income to its stockholders. REITs are subject to a number of organizational and operational requirements, including a requirement that the Company distribute annually at least 90% of the Company’s REIT taxable income to the Company’s stockholders. On December 22, 2017, the Tax Cuts and Jobs Act was signed into law by the U.S. President. The Company is not aware of any provision in the final tax reform legislation or any pending tax legislation that would adversely affect its ability to operate as a REIT or to qualify as a REIT for U.S. federal income tax purposes. However, new legislation, as well as new regulations, administrative interpretations, or court decisions may be introduced, enacted, or promulgated from time to time, that could change the tax laws or interpretations of the tax laws regarding qualification as a REIT, or the federal income tax consequences of that qualification, in a manner that is adverse to the Company's qualification as a REIT.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

If the Company fails to continue to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax) beginning with the year in which it fails to qualify and may be precluded from being able to elect to be treated as a REIT for the Company’s four subsequent taxable years. The Company distributed to its stockholders 100% of its REIT taxable income for the year ended December 31, 2017. Accordingly, no provision for federal or state income taxes related to such REIT taxable income was recorded in the Company's financial statements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
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
Through December 21, 2017, the Company, through its TRS entity, owned one SHOP. The TRS entity is a wholly-owned subsidiary of the OP. A TRS is subject to federal, state and local income taxes. The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event the Company determines that it would not be able to realize the deferred income tax assets in the future in excess of the net recorded amount, the Company would establish a valuation allowance which would offset the previously recognized income tax benefit. Deferred income taxes result from temporary differences between the carrying amounts of the TRS's assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. The remaining components of the deferred tax assets as of December 31, 2017 consisted of a net operating loss available for carryback. As of December 31, 2017, the Company had a deferred tax asset of approximately $24,000 with no valuation allowance. As of December 31, 2016, the Company had a deferred tax asset of approximately $22,000 with no valuation allowance. As of December 31, 2015, the Company had a deferred tax asset of approximately $21,000 with no valuation allowance.
The following table details the composition of the Company's tax expense (benefit) for the years ended December 31, 2017 and 2016, which includes federal and state income taxes incurred by the Company's TRS entity. No tax expense was recorded for the period from April 24, 2014 (date of inception) to December 31, 2015. The Company estimated its income tax expense (benefit) relating to its TRS entity using a combined federal and state rate of approximately 39.1% and 41.2% for the years ended December 31, 2017 and 2016, respectively. These income taxes are reflected in income tax expense on the accompanying consolidated statements of operations and comprehensive income (loss).

	Period From January 1, 2017 Through December 21, 2017		Year Ended December 31, 2016		Year Ended December 31, 2015
(In thousands)	Current	Deferred	Current	Deferred	Current	Deferred
Federal expense (benefit)	$(15)	$(7)	$122	$(1)	$79	$(16)
State expense (benefit)	(39)	5	28	—	26	(5)
Total	$(54)	$(2)	$150	$(1)	$105	$(21)
As of December 31, 2017 and 2016, the Company had no material uncertain income tax positions. The tax period for the period from April 24, 2014 (date of inception) to December 31, 2014 remains open to examination by the major taxing jurisdictions to which the Company is subject.
The amount of distributions payable to the Company's stockholders is determined by the board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable, and annual distribution requirements needed to qualify and maintain the Company's status as a REIT under the Code.
The following table details the tax treatment of the distributions paid per share during the years ended December 31, 2017, 2016 and 2015:

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

	Year Ended December 31,
	2017		2016		2015
Return of capital	100.0%	$1.04	67.4%	$1.05	93.4%	$1.04
Ordinary dividend income	—%	—	32.6%	0.51	6.6%	0.07
Total	100.0%	$1.04	100.0%	$1.56	100%	$1.11
Per Share Data
Net income (loss) per basic share of common stock is calculated by dividing net income (loss) attributable to stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock considers the effect of potentially dilutive shares of common stock outstanding during the period.
Reportable Segments
Prior to adopting the Plan of Liquidation, the Company had three reportable segments, with activities related to investing in MOBs, triple-net leased healthcare facilities, and SHOPs. Management evaluates the operating performance of the Company's investments in real estate and SHOPs on an individual property level.
Post Plan of Liquidation
As a result of the approval of the Plan of Liquidation by the Company's stockholders in December 2017, the Company’s financial position as of December 21, 2017 and 2016 and results of operations for the three years ended December 31, 2017, are presented using two different presentations. The Company adopted the Liquidation Basis of Accounting as of December 21, 2017 and for the period December 21, 2017 through December 31, 2017. As a result, a Consolidated Statement of Net Assets is presented as of December 31, 2017, which represents the estimated amount of cash that the Company will collect on disposal of assets as it carries out its Plan of Liquidation. Liabilities are carried at their contractual amounts due or estimated settlement amounts. In addition, the Consolidated Statement of Changes in Net Assets reflects changes in net assets from the original estimated values as of December 21, 2017 through December 31, 2017, as further described below.
Liquidation Basis of Accounting
As a result of the approval of the Plan of Liquidation by the Company's shareholders, the Company has adopted the liquidation basis of accounting as of December 21, 2017 and for the subsequent periods in accordance with GAAP. Accordingly, on December 21, 2017 assets were adjusted to their estimated net realizable value, or liquidation value, which represents the estimated amount of cash that the Company will collect on disposal of assets as it carries out its plan of liquidation. The liquidation value of the Company’s assets is presented on an undiscounted basis. Liabilities are carried at their contractual amounts due or estimated settlement amounts.
The Company accrues costs and income that it expects to incur and earn through the end of liquidation to the extent it has a reasonable basis for estimation. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets. The Company currently estimates that it will have costs in excess of estimated receipts during the liquidation. These amounts can vary significantly due to, among other things, the timing and estimates for the amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of operations. These costs are estimated and are anticipated to be paid out over the liquidation period. See Note 5 — Liability for Estimated Costs During Liquidation for further discussion. Actual costs incurred but unpaid as of December 31, 2017 are included in accounts payable, accrued liabilities and other liabilities on the Consolidated Statement of Net Assets.
Net assets in liquidation represents the estimated liquidation value available to holders of Common Shares upon liquidation. Due to the uncertainty in the timing of the anticipated sale dates and the estimated cash flows, actual operating results and sale proceeds may differ materially from the amounts estimated.
Recently Adopted Accounting Pronouncements
In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interest Held through Related Parties that Are under Common Control, which provides guidance relating to interest held through related parties that are under common control, where a reporting entity will need to evaluate if it should consolidate a VIE. The amendments change the evaluation of whether a reporting entity is the primary beneficiary of a VIE by changing how a single decision maker of a VIE treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The revised guidance is effective for reporting periods beginning after December 15, 2016. The Company has adopted the provisions of this guidance effective

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

January 1, 2017, and has applied the provisions prospectively. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which provides guidance on the classification of restricted cash in the statement of cash flows. The amendment requires restricted cash to be included in the beginning-of-period and end-of-period total cash amounts. Therefore, transfers between cash and restricted cash will no longer be shown on the statement of cash flows. The amendments are effective for fiscal years beginning after December 15, 2017, with early adoption permitted, including adoption in an interim period. The Company adopted this guidance effective December 21, 2017, using a retrospective transition method. As a result, the Company adjusted it statements of cash flows for the years ended December 31, 2016 and 2015 to include $0.04 million and $0.06 million of restricted cash, respectively, in the beginning and ending cash balances and remove the transfers between cash and restricted cash from operating activities.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which revises the definition of a business. Amongst other things, this new guidance is applicable when evaluating whether an acquisition (disposal) should be treated as either a business acquisition (disposal) or an asset acquisition (disposal). Under the revised guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset or group of similar assets, the assets acquired would not be considered a business. The revised guidance is effective for reporting periods beginning after December 15, 2017, and the amendments will be applied prospectively. The Company has adopted the provisions of this guidance effective January 1, 2017. All twelve of the Company's acquisitions during 2017 have been classified as asset acquisitions.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 4 — Net Assets in Liquidation
The following is a reconciliation of Shareholder's Equity under the    going concern basis of accounting to net assets in liquidation under the liquidation basis of accounting as of December 21, 2017.

(In Thousands)	Amount
Total equity as of December 21, 2017 (going concern basis)	$122,066
Balance sheet adjustments:
Recognition of terms of Letter Agreement, net	1,632
Deferred financing costs	(50)
Mortgage premium and discount, net	72
Other assets and liabilities, net	67
Liability for estimated costs in excess of estimated receipts during liquidation:
Gain on sale of real estate investments	3,016
General and administrative expenses	(2,317)
Total adjustments	2,420
Net assets in liquidation as of December 21, 2017 (liquidation basis)	$124,486
Net assets in liquidation increased by $2.4 million related to the adoption of liquidation basis of accounting. This increase was primarily driven by the recognition of the gain from the Asset Sale and recognition of the terms of the Letter Agreement. This increase was offset mainly by the accrual of estimated costs during the period of liquidation. This estimate contains expected future cash outflows related to the Plan of Liquidation. A majority of this cost relates to estimated fees for professional services provided.
Note 5 —Liability for Estimated Costs During Liquidation
The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the plan of liquidation. The Company currently estimates that it will have costs in excess of estimated receipts during the liquidation. These amounts can vary significantly due to, among other things, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of operations. These costs are estimated and are anticipated to be paid out over the liquidation period.
Upon transition to the liquidation basis of accounting on December 21, 2017, the Company accrued the following expenses are expected to be earned or incurred during liquidation (in thousands):

(In thousands)	Amount
General and administrative expenses	$2,317
Liability for estimated costs in excess of estimated receipts during liquidation	$2,317
There were no changes in the liability for estimated costs during liquidation for the period from December 21, 2017 through December 31, 2017.
Note 6 — Real Estate Investments
The Company did not own any properties as of December 31, 2017.
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
December 31, 2017

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
December 31, 2017

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
The following table presents the allocation of the assets acquired and liabilities assumed during the year ended December 31, 2015. The Company did not acquire any properties during the year ended December 31, 2017 or 2016.

Year Ended
(Dollar amounts in thousands)	December 31, 2015
Real estate investments, at cost:
Land	$10,225
Buildings, fixtures and improvements	101,129
Total tangible assets	111,354
Acquired intangibles:
In-place leases	16,023
Market lease assets	2,427
Market lease liabilities	(1,902)
Total assets acquired, net	127,902
Mortgage note payable assumed to acquire real estate investment	(5,124)
Premium on mortgage assumed	(172)
Other liabilities assumed	(126)
Cash paid for acquired real estate investments	$122,480
Number of properties purchased	19
Intangible Assets and Liabilities
Acquired intangible assets and liabilities consisted of the following as of December 31, 2016:

	December 31, 2016
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$16,023	$4,058	$11,965
Intangible market lease assets	2,427	434	1,993
Total acquired intangible assets	$18,450	$4,492	$13,958
Intangible market lease liabilities	$1,902	$201	$1,701

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

The following table discloses amounts recognized within the consolidated statements of operations and comprehensive income (loss) related to amortization of in-place lease assets, amortization and accretion of above- and below-market lease assets and liabilities, net and the accretion of above-market ground leases, for the years ended December 31, 2017, 2016 and 2015.

	Period From January 1, 2017 Through December 21, 2017	Year Ended December 31,
(In thousands)		2016	2015
Amortization of in-place leases (1)	$2,302	$3,127	$931
Amortization (accretion) of above- and below-market leases, net (2)	214	221	35
Accretion of above-market ground leases (3)	(15)	(16)	(6)
_______________

(1)	Reflected within depreciation and amortization expense

(2)	Reflected within rental income

(3)	Reflected within property operating and maintenance expense
Note 7 — Mortgage Note Payable
The following table reflects the Company's mortgage note payable as of December 31, 2016:

	Encumbered Properties	Outstanding Loan Amount as of	Effective Interest Rate	Interest Rate
		December 31,
Portfolio		2016			Maturity
		(In thousands)
Philip Professional Center — Lawrenceville, GA	2	$4,997	4.0%	Fixed	Oct. 2019
Deferred financing costs, net of accumulated amortization		(78)
Mortgage note payable, net of deferred financing costs		$4,919
At the Closing, on December 22, 2017, HTI assumed our only outstanding mortgage loan with a principal amount outstanding of approximately $4.9 million.
Note 8 — Fair Value of Financial Instruments
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
December 31, 2017

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

		Carrying Amount(1) at	Fair Value at
(In thousands)	Level	December 31, 2016	December 31, 2016
Mortgage note payable and premium, net	3	$5,110	$5,085
_______________

(1)	Carrying value includes gross mortgage note payable of $5.0 million and mortgage premium, net of $0.1 million as of December 31, 2016.
The fair value of the mortgage note payable was estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements.
Note 9 — Common Stock
The Company had 7.0 million shares of common stock outstanding, including shares issued pursuant to the DRIP, as of December 31, 2017 and 2016. The Company had no unvested restricted shares as of December 31, 2017. The Company had received total gross proceeds, net of shares repurchased under the share repurchase program ("SRP"), of $171.1 million and $171.5 million as of December 31, 2017 and 2016, respectively.
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
Please see Note 18 —Subsequent Events for additional information relating to the Initial Liquidating Distribution, which was paid subsequent to year end.
Share Repurchase Program
In connection with the Asset Sale and Plan of Liquidation, on December 21, 2017, immediately following the 2017 annual shareholder meeting, the Board terminated our SRP. The SRP had previously been suspended. The termination became effective on December 27, 2017.
The Company's board of directors had adopted the SRP, which enabled stockholders to sell their shares to the Company in limited circumstances. The SRP permitted investors to sell their shares back to the Company after they held them for at least one year, subject to significant conditions and limitations described below.
Prior to the time that the Company’s shares would have been listed on a national securities exchange and until the Company would have begun to calculate NAV (other than with respect to a repurchase request that is made in connection with a stockholder’s death or disability), the repurchase price per share was dependent on the length of time investors held such shares as follows: after one year from the purchase date — the lower of $23.13 or 92.5% of the amount they actually paid for each share, and after two years from the purchase date — the lower of $23.75 or 95.0% of the amount they actually paid for each share (in each case, as adjusted for any stock distributions, combinations, splits and recapitalizations). In cases of requests for death and disability, the repurchase prices were equal to the price actually paid for each such share.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Beginning with the NAV Pricing Date, the price per share that the Company would pay to repurchase its shares was equal to its NAV at the time of repurchase multiplied by a percentage equal to (i) 92.5%, if the person seeking repurchase has held his or her shares for a period greater than one year and less than two years; (ii) 95.0%, if the person seeking repurchase has held his or her shares for a period greater than two years and less than three years; (iii) 97.5%, if the person seeking repurchase has held his or her shares for a period greater than three years and less than four years; or (iv) 100.0%, if the person seeking repurchase has held his or her shares for a period greater than four years. In cases of requests for death and disability, the repurchase prices would have been be equal to NAV at the time of repurchase. Subject to limited exceptions, stockholders who redeemed their shares of our common stock within the first four months from the date of purchase were subject to a short-term trading fee of 2% of the aggregate NAV per share of the shares of common stock received.
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
On January 25, 2016, the Company's board of directors approved and amended the SRP (the "First SRP Amendment") to supersede and replace the existing SRP. Under the SRP Amendment, repurchases of shares of the Company's common stock, when requested, were at the sole discretion of the board of directors and generally were made semiannually (each six-month period ending June 30 or December 31, a “fiscal semester”). Repurchases for any fiscal semester were limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year (the "Prior Year Outstanding Shares"), with a maximum for any fiscal year of 5.0% of the Prior Year Outstanding Shares. In addition, the Company was only authorized to repurchase shares in a given fiscal semester up to the amount of proceeds received from its DRIP in that same fiscal semester. If the NAV Pricing Date occurred during any fiscal semester, any repurchase requests received during such fiscal semester were paid at the applicable NAV then in effect.
On June 29, 2016, the board of directors of the Company further amended the Company’s SRP (the "Second SRP Amendment") to provide, solely for calendar year 2016, for a nine-month repurchase period ending September 30, 2016 and a three-month repurchase period ending December 31, 2016, instead of two semi-annual periods ending June 30 and December 31. The annual limit on repurchases under the SRP remained unchanged and repurchases were limited to a maximum of 5.0% of the Prior Year Outstanding Shares and subject to the terms and limitations set forth in the SRP. Accordingly, the nine-month repurchase period ending September 30, 2016 was be limited to a maximum of 3.75% of the Prior Year Outstanding Shares and the three-month repurchase period ending December 31, 2016 was be limited to a maximum of 1.25% of the Prior Year Outstanding Shares, and in each case continued to be subject to the terms and conditions set forth in the SRP, as amended. The Second SRP Amendment also provided, for calendar year 2016 only, that any amendments, suspensions or terminations of the SRP became effective on the day following the Company’s public announcement of such amendments, suspension or termination. The Second SRP Amendment became effective on July 30, 2016 and only applied to repurchase periods in calendar year 2016.
On September 21, 2016, the board of directors of the Company further amended the Company’s SRP (the "Third SRP Amendment") to provide, solely for calendar year 2016, for one twelve-month repurchase period ending December 31, 2016. The annual limit on repurchases under the SRP remained unchanged and continued to be limited to a maximum of 5.0% of the Prior Year Outstanding Shares and was subject to the terms and limitations set forth in the SRP. Following calendar year 2016, the repurchase periods returned to two semi-annual periods and applicable limitations set forth in the SRP. The Third SRP Amendment became effective on September 22, 2016 and only applied to repurchase periods in calendar year 2016.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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
On December 21, 2017, in connection with the Asset Sale, the SRP was terminated. We did not make any repurchases of common stock pursuant to our SRP or otherwise during the three months ended December 31, 2017.
When a stockholder requested a repurchase and the repurchase was approved by the Company's board of directors, the Company reclassified such obligation from equity to a liability based on the value of the obligation. Shares purchased under the SRP had the status of authorized but unissued shares. The following table reflects the number of shares repurchased cumulatively through December 31, 2017:

	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2016	1,021	$24.97
Year ended December 31, 2017 (1)	82,494	22.79
Cumulative repurchases as of December 31, 2017 (1)	83,515	$22.82
_______________

(1)
Represents repurchases related to repurchase requests received during 2016, including 82,494 shares repurchased during the year ended December 31, 2017 for approximately $1.9 million at a weighted average price per share of $22.79, net of 1,110 share repurchase requests that were canceled. Excludes rejected repurchase requests received during 2016 with respect to 181,389 shares for $4.0 million at a weighted average price per share of $22.29, which were unfulfilled.

Distribution Reinvestment Plan
In connection with the Asset Sale and Plan of Liquidation, on December 21, 2017, immediately following the 2017 annual shareholder meeting, the Board terminated our DRIP. The DRIP had previously been suspended.
Pursuant to the DRIP, stockholders were able to elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions were paid with respect to shares purchased under the DRIP. The shares purchased pursuant to the DRIP have the same rights and are treated in the same manner as the shares issued pursuant to the IPO. The board of directors designated that certain cash or other distributions be excluded from reinvestment pursuant to the DRIP. On June 29, 2016, the board of directors of the Company amended the DRIP such that any amendment, suspension or termination of the DRIP became effective immediately upon (i) the Company’s public announcement of such amendment, suspension or termination and (ii) the Company’s mailing of a notice regarding the amendment, suspension or termination to each DRIP participant. Shares issued under the DRIP were recorded to equity in the accompanying consolidated balance sheets in the period distributions were declared. During the years ended December 31, 2017 and 2016, respectively, the Company issued 0.1 million and 0.2 million shares of common stock pursuant to the DRIP, generating aggregate proceeds of $1.4 million and $4.3 million.
Note 10 — Related Party Transactions and Arrangements
As of December 31, 2017 and 2016, American Realty Capital Healthcare III Special Limited Partnership, LLC (the "Special Limited Partner"), an entity controlled by the Sponsor, owned 8,888 shares of the Company's outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. As of December 31, 2017 and 2016, the Company had $0.5 million and $0.1 million payable to related parties, respectively.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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
Purchase Agreement
On June 16, 2017, the Company, the OP and HT III Holdco entered into the Purchase Agreement with HTI, HTI OP and HTI Holdco. HTI was sponsored and advised by affiliates of the Advisor. Pursuant to the Purchase Agreement, the Purchaser Parties agreed to purchase membership interests in the Company’s indirect subsidiaries which collectively owned all 19 properties owned by the Company and comprised substantially all of the Company’s assets for the Purchase Price, subject to reductions for debt assumed or repaid and customary prorations and closing adjustments. See Note 2 — Purchase Agreement and Plan of Liquidation.
AR Global Arrangements
In connection with the execution of the Purchase Agreement, the Company, the Advisor, the Property Manager and AR Global, as guarantor, entered into a letter agreement (the "Letter Agreement"), which upon the completion of the Asset Sale, the parties resolved matters related to expense reimbursements or fees previously paid by the Company to the Advisor and its affiliates (the “Excess Amount”) and made certain agreements with respect to all fees and other amounts that would be payable to the Advisor and its affiliates pursuant to the Company's advisory agreement with the Advisor (the "Advisory Agreement"), the Company's property management agreement with the Property Manager (the "Property Management Agreement") and the limited partnership agreement of the OP (the “LPA”).
Letter Agreement
Pursuant to the Letter Agreement, as satisfaction of the Excess Amount, the Advisor and the Property Manager will pay, tender, waive or assume certain fees, expenses and obligations, as applicable.
The Excess Amount aggregates to $3.7 million consisting of the “Excess O&O Amount” and the “Excess Oversight Amount” as described below.

•
Pursuant to the Advisory Agreement, the Company reimbursed the Advisor and its affiliates, including subsidiaries of RCAP up to 2.0% of gross offering proceeds for organization and offering expenses, which included reimbursements to the Advisor for other organization and offering expenses that it incurred for due diligence fees included in detailed and itemized invoices. The Advisor was responsible for offering costs, excluding selling commissions and dealer manager fees, in excess of the 2.0% cap as of the end of the IPO. As of the end of the IPO, offering and related costs, excluding commissions and dealer manager fees, exceeded 2.0% of gross proceeds received from the IPO by $3.8 million. This amount includes $3.5 million already paid by the Company to the Advisor and its affiliates (the “Excess O&O Amount”) and $0.2 million of unpaid disputed fees payable to affiliates of AR Global, including subsidiaries of RCAP (the “Disputed Amount”). Pursuant to the Letter Agreement, to the extent any portion of the Disputed Amount is found to be payable, it will be paid by the Advisor (with this obligation guaranteed by AR Global) and will not be the responsibility of the Company.

•
Pursuant to the Property Management Agreement, the Company was responsible for paying the Property Manager an oversight fee of 1.0% of gross revenues ("Oversight Fees") for the Property Manager’s supervision of third parties managing certain of the Properties, which the Company had previously overpaid to the Property Manager in an amount equal to approximately $0.1 million (the “Excess Oversight Amount”).

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

The parties agreed, as partial satisfaction of the Excess Amount (the "Partial Satisfaction"), that the Advisor and Property Manager, as applicable, would:

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

•
waive amounts that would have been payable by the Company with respect to certain transition services provided by the Advisor beginning as of January 1, 2018 and through the later of (1) dissolution of the Company and (2) 30 days following the expiration of the 14 month survival period of the representation and warranties under the Purchase Agreement, valued at $0.2 million in the aggregate;

•
waive amounts with respect to certain administrative expense reimbursements that would be payable to the Advisor by the Company for expenses incurred during the nine months ending December 31, 2017, valued at $0.1 million per month and $0.9 million in the aggregate;

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

•	waive fees valued at approximately $24.0 thousand potentially payable by the Company to one of the subsidiaries of RCAP in addition to the Disputed Amount.
Following the Closing Date, the Advisor has paid to the Company the first of two equal installments of the above Excess Amount reduced by the Partial Satisfaction. The second installment is due within six months following the Closing Date. This payment is guaranteed by AR Global. Other than as contemplated by the Letter Agreement no fees or other amounts are or will become due or otherwise payable under the Advisory Agreement, the Property Management Agreement, the LPA or any other agreement between the Company and the Advisor and its affiliates.
Advisory Agreement and Property Management Agreement Amendments
As contemplated by the Letter Agreement, concurrently with the execution of the Purchase Agreement, the Company, the OP and the Advisor entered into an amendment to the Advisory Agreement (the “Advisory Agreement Amendment”) and the Company and the Property Manager also entered into an amendment to the Property Management Agreement (the “Property Management Amendment”). Pursuant to the Advisory Agreement Amendment, the Advisor has agreed to provide the Company services required to implement the Plan of Liquidation following the Closing Date. Pursuant to the Advisory Agreement Amendment, the amounts payable by the Company to Advisor for these services will be automatically waived in partial satisfaction of the Excess Amount in accordance with the terms of the Letter Agreement, and no other amounts will be payable to the Advisor following the Closing Date. Pursuant to the Property Management Amendment, the Property Manager agreed to continue to provide any property management or wind-down services under the Property Management Agreement at no cost or charge. The Property Management Amendment will be null and void if the Purchase Agreement is terminated. The Advisory Agreement Amendment became effective at the Closing Date.
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
The Contemplated Amendments were executed in connection with the Closing, effective as of October 1, 2017 and only if the Closing occurred.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Fees and Participations Paid in Connection With the Operations of the Company
Prior to entering into the Letter Agreement, the Advisor received an acquisition fee of 1.5% of the contract purchase price of each property acquired and 1.5% of the amount advanced for a loan or other investment. The Advisor was also reimbursed for services provided for which it incurred investment-related expense, or insourced expenses. Such insourced expenses could not exceed 0.5% of the contract purchase price of each acquired property and 0.5% of the amount advanced for a loan or other investment. Additionally, the Company reimbursed the Advisor for third party acquisition expenses. The Company also reimbursed the Advisor for legal expenses it or its affiliates incur in connection with the selection, evaluation and acquisition of assets, in an amount not to exceed 0.1% of the contract purchase price of each property or 0.1% of the amount advanced for each loan or other investment. Once the proceeds from the IPO were fully invested, the aggregate amount of acquisition fees and any financing coordination fees (as described below) could not exceed 2.0% of the contract purchase price and the amount advanced for a loan or other investment for all the assets acquired. In no event could the total of all acquisition fees, acquisition expenses and any financing coordination fees payable with respect to a particular investment exceed 4.5% of the contract purchase price of the Company's portfolio to be measured at the close of the acquisition phase or 4.5% of the amount advanced for all loans or other investments.
Prior to entering into the Letter Agreement, if the Advisor provided services in connection with the origination or refinancing of any debt that the Company obtained and used to acquire properties or to make other permitted investments, or that was assumed, directly or indirectly, in connection with the acquisition of properties, the Company paid the Advisor a financing coordination fee equal to 0.75% of the amount available and/or outstanding under such financing, subject to certain limitations. Pursuant to the Letter Agreement, no financing coordination fees were payable following the closing of the Asset Sale pursuant to the Letter Agreement.
The Advisor manages the Company’s day-to-day operations. Since the Company’s inception, in lieu of paying the Advisor in cash for its asset management services, the Company has compensated the Advisor by causing the OP to issue Class B Units to the Advisor (subject to periodic approval by the board of directors). The Class B Units were surrendered as part of the Partial Satisfaction.
Pursuant to the Contemplated Amendments to be entered into pursuant to the Letter Agreement prior to the Closing Date, effective as of October 1, 2017, the OP was required to, as it has already done, issue 12,624 Class B Units, which is the number of Class B Units equal to: (i) the excess of (A) the product of (y) 0.1875% multiplied by (z) the lower of the Company’s cost of assets and the fair market value of the Company’s assets over (B) any amounts payable as the oversight fee under the Property Management Agreement for the quarter; divided by (ii) Estimated Per-Share NAV. With respect to all subsequent quarters, the Advisor would be entitled to receive a cash asset management fee equal to the excess of (A) the product of (y) 0.1875% multiplied by (z) the lower of the Company’s cost of assets and the fair market value of the Company’s assets over (B) any amounts payable as the oversight fee under the Property Management Agreement for the quarter. Any payments with respect to this cash asset management fee, if it ever becomes payable, have been waived pursuant to the Letter Agreement.
Prior to entering into the Letter Agreement, unless the Company contracted with a third party, the Company paid the Property Manager a property management fee of 1.5% of gross revenues from the Company's single-tenant net leased properties and 2.5% of gross revenues from all other types of properties. The Company also reimbursed the Property Manager for property level expenses. If the Company contracted directly with third parties for such services, the Company paid them customary market fees and will pay the Property Manager an oversight fee of up to 1.0% of the gross revenues of the property managed. In no event could the Property Manager or any affiliates of the Property Manager be entitled to an oversight fee if any third party receives market fees greater than the property management fee, as explained above. Further, in no event could the Company pay the Property Manager or any affiliates of the Property Manager both a property management fee and an oversight fee with respect to any particular property. Property management fees are recorded to operating fees to related party in the accompanying consolidated statements of operations and comprehensive loss.
The Advisor pays general and administrative expenses on behalf of the Company, for which, the Company subsequently reimburses the Advisor. These fees and reimbursements are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.
As acknowledged in the Letter Agreement, the Company had previously overpaid property management and oversight fees to the Property Manager in an amount equal to approximately $0.1 million. Pursuant to the Letter Agreement, any obligation the Advisor has to repay this amount will be satisfied if the Asset Sale is consummated. Commencing May 1, 2017, in lieu of paying the Property Manager property management fees, including oversight fees, the Company applied all property management fees otherwise due and payable to the Property Manager against the overpaid amount. Concurrent with the Letter Agreement, the

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Property Manager agreed pursuant to the Property Management Amendment to continue to provide any property management or wind-down services at no cost or charge.
The following table details amounts incurred, forgiven and payable in connection with the Company's operations-related services described above as of and for the periods presented:

		Year Ended December 31,			Payable (Receivable) as of December 31,
	Period From January 1, 2017 Through December 21, 2017 (2)	2016 (2)	2015
(In thousands)	Incurred	Incurred	Incurred	Forgiven	2017	2016
One-time fees and reimbursements:
Acquisition fees	$—	$—	$1,910	$—	$—	$—
Acquisition cost reimbursements	—	—	637	—	—	—
Financing coordination fees	—	—	38	—	—	—
Letter Agreement	(1,632)	—	—	—	(311)	—
Due from Healthcare Trust Inc. (1)					(196)	—
Ongoing fees and reimbursements:
Property management fees	54	31	46	3	—	(129)
Professional fees and reimbursements	1,021	267	343	—	—	29
Distributions on Class B Units	54	43	2	—	—	2
Total related party operating fees and reimbursements	$(503)	$341	$2,976	$3	$(507)	$(98)

(1)
On December 22, 2017, the Company sold substantially all of its assets to Healthcare Trust Inc. Certain proration estimates were included within the Closing. The purchase agreement calls for a final proration adjustment. As of December 31, 2017 the Company has a net receivable from Healthcare Trust Inc. included on its Consolidated Statement of Net Assets.

(2) There were no fees or reimbursements forgiven during these periods.
Prior to entering into the Letter Agreement, the Company reimbursed the Advisor's costs of providing administrative services, subject to the limitation that the Company would not reimburse the Advisor for any amount by which the Company's operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt, impairments or other similar non-cash expenses and excluding any gain from the sale of assets for that period (the "2%/25% Limitation"), unless the Company's independent directors determined that such excess was justified based on unusual and nonrecurring factors which they deem sufficient, in which case the excess amount may be reimbursed to the Advisor in subsequent periods. Additionally, the Company would reimburse the Advisor for personnel costs in connection with other services during the operational stage; however, the Company would not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees, acquisition expense reimbursements or real estate commissions or for persons serving as executive officers of the Company. No reimbursement was incurred from the Advisor for providing such services during the years ended December 31, 2017 and 2016 or the period from April 24, 2014 (date of inception) to December 31, 2015.
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
December 31, 2017

Note 11 — Economic Dependency
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
Note 12 — Share-Based Compensation
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

	Number of Common Shares	Weighted-Average Issue Price
Unvested December 31, 2014	2,666	$22.50
Granted	2,666	22.50
Vested	(533)	22.50
Forfeitures	—	—
Unvested, December 31, 2015	4,799	22.50
Granted	2,666	22.50
Vested	(1,067)	22.50
Forfeitures	—	—
Unvested, December 31, 2016	6,398	22.50
Granted	2,666	22.50
Vested	(9,064)	22.50
Forfeitures	—	—
Unvested, December 31, 2017	—	$—

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

As of December 31, 2017, all outstanding and unvested restricted shares, including 4,798 unvested restricted shares held by the Company's independent directors as well as 2,666 restricted shares granted in connection with the Annual Meeting vested upon consummation of the Asset Sale. Compensation expense related to restricted shares was approximately $41,000, $41,000 and $30,000 for the period from January 1, 2017 through December 21, 2017 and for the years ended December 31, 2016 and 2015, respectively. Compensation expense related to restricted shares is recorded as general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss.
Note 13 — Non-Controlling Interests
The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP ("OP Units"). As of December 31, 2016, the Advisor held 90 OP Units, which represents a nominal percentage of the aggregate OP ownership.
A holder of limited partner interests has the right to convert OP Units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the holders of limited partner interests in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets. No distributions were paid to OP Unit holders during the year ended December 31, 2016 or the period from April 24, 2014 (date of inception) to December 31, 2016.
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
The following table summarizes the activity related to investment arrangements with the unaffiliated third party.

				As of December 31, 2016		Distributions(1) for the Year Ended December 31, 2016
Property Name (Dollar amounts in thousands)	Investment Date	Third Party Net Investment Amount as of December 31, 2016	Non-Controlling Ownership Percentage as of December 31, 2016	Net Real Estate Assets Subject to Investment Arrangement	Mortgage Notes Payable Subject to Investment Arrangement
UnityPoint Clinic - Muscatine, IA	Dec. 2015	$283	5%	$5,790	$—	15
UnityPoint Clinic - Moline, IL	Dec. 2015	181	5%	3,691	—	10
_______________

(1)	Represents distributions to unaffiliated third party investors of net cash flows from operations of the properties subject to the investment arrangements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 14 — Net Income (Loss) Per Share
The following is a summary of the basic and diluted net income (loss) per share computation for the period from January 1 2017 through December 21, 2017 and for the years ended December 31, 2016 and 2015:

		Year Ended December 31,
(In thousands, except share and per share amounts)	Period From January 1, 2017 Through December 21, 2017	2016	2015
Computation of Basic Net Income (Loss) Per Share:
Net income (loss) attributable to stockholders	$(1,227)	$745	$(5,218)
Basic weighted-average shares outstanding	6,949,489	6,882,285	3,344,191
Basic net income (loss) per share	$(0.18)	$0.11	$(1.56)

Computation of Diluted Net Income (Loss) Per Share:
Net income (loss) attributable to stockholders	$(1,227)	$745	$(5,218)
Adjustments to net income (loss) for common share equivalents	—	(105)	—
Diluted net income (loss)	$(1,227)	$640	$(5,218)

Basic weighted-average shares outstanding	6,949,489	6,882,285	3,344,191
Shares of unvested restricted shares (1)	—	5,466	—
OP Units	—	90	—
Diluted weighted-average shares outstanding	6,949,489	6,887,841	3,344,191

Diluted net income (loss) per share	$(0.18)	$0.09	$(1.56)
_______________

(1)	Weighted-average number of shares of unvested restricted stock outstanding for the periods presented.
The Company had the following potentially dilutive securities as of December 31, 2017, 2016 and 2015, which were excluded from the calculation of diluted net income (loss) per share attributable to stockholders as their effect would have been antidilutive:

	December 31,
	2017	2016	2015
Unvested restricted shares	—	—	4,799
OP Units	85	—	90
Class B Units	63,743	45,922	7,254
Total potentially dilutive securities	63,828	45,922	12,143
Note 15 — Segment Reporting
During the period from January 1, 2017 through December 21, 2017 and the years ended December 31, 2016 and 2015, the Company operated in three reportable business segments for management and internal financial reporting purposes: medical office buildings, triple-net leased healthcare facilities and seniors housing — operating properties. During the period from April 24, 2014 (date of inception) to December 31, 2014, the Company did not own any properties and had not commenced real estate operations.
The Company evaluated performance and made resource allocations based on its three business segments. The medical office building segment primarily consisted of MOBs leased to healthcare-related tenants under long-term leases, which required such tenants to pay a pro rata share of property-related expenses. The triple-net leased healthcare facilities segment primarily consisted of investments in seniors housing communities, hospitals, inpatient rehabilitation facilities and skilled nursing facilities under long-term leases, under which tenants are generally responsible to directly pay property-related expenses. The SHOP segment consisted of direct investments in seniors housing communities, primarily providing assisted living, independent living and memory care services, which were operated through engaging independent third-party managers. There were no intersegment sales or transfers during the periods presented.
The Company evaluated the performance of the combined properties in each segment based on net operating income ("NOI"). NOI is defined as total revenues, excluding contingent purchase price consideration, less property operating and maintenance expense. NOI excludes all other items of expense and income included in the financial statements in calculating net income (loss). The Company used NOI to assess and compare property level performance and to make decisions concerning the operation of the properties. The Company believes that NOI was useful as a performance measure because, when compared across periods, NOI reflected the impact on operations from trends in occupancy rates, rental rates, operating expenses and acquisition activity on an unleveraged basis, providing perspective not immediately apparent from net income (loss).
NOI excludes certain components from net income (loss) in order to provide results that are more closely related to a property's results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. NOI presented by the Company may not be comparable to NOI reported by other REITs that define NOI differently. The Company believed that in order to facilitate a clear understanding of the Company's operating results, NOI should be examined in conjunction with net income (loss) as presented in the Company's consolidated financial statements. NOI was not be considered as an alternative to net income (loss) as an indication of the Company's performance or to cash flows as a measure of the Company's liquidity or ability to make distributions.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

The following tables reconcile the segment activity to consolidated net income (loss) attributable to stockholders for the period from January 1, 2017 through December 21, 2017 and the years ended December 31, 2016 and 2015:

	Period From January 1, 2017 Through December 21, 2017
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated
Revenues:
Rental income	$8,463	$406	$—	$8,869
Operating expense reimbursements	2,576	—	—	2,576
Resident services and fee income	—	—	2,689	2,689
Total revenues	11,039	406	2,689	14,134
Property operating and maintenance	3,181	303	1,903	5,387
NOI	$7,858	$103	$786	8,747
Operating fees to related party				(52)
Acquisition and transaction related				(2,099)
General and administrative				(2,594)
Depreciation and amortization				(5,091)
Interest expense				(180)
Interest and other income				1
Income tax benefit (expense)				56
Net income (loss) attributable to non-controlling interests				(15)
Net income (loss) attributable to stockholders				$(1,227)

	Year Ended December 31, 2016
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities	Seniors Housing — Operating Properties	Consolidated
Revenues:
Rental income	$8,675	$418	$—	$9,093
Operating expense reimbursements	2,651	—	—	2,651
Resident services and fee income	—	—	2,878	2,878
Total revenues	11,326	418	2,878	14,622
Property operating and maintenance	3,317	2	1,950	5,269
NOI	$8,009	$416	$928	9,353
Operating fees to related party				(31)
Acquisition and transaction related				(350)
General and administrative				(1,898)
Depreciation and amortization				(5,976)
Interest expense				(189)
Interest and other income				2
Income tax benefit (expense)				(149)
Net income (loss) attributable to non-controlling interests				(17)
Net income (loss) attributable to stockholders				$745

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

	Year Ended December 31, 2015
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facilities		Seniors Housing — Operating Properties	Consolidated
Revenues:
Rental income	$2,393	$147		$—	$2,540
Operating expense reimbursements	573	—		—	573
Resident services and fee income	—	—		1,030	1,030
Total revenues	2,966	147		1,030	4,143
Property operating and maintenance	717	1	1	652	1,370
NOI	$2,249	$146		$378	2,773
Operating fees to related party					(46)
Acquisition and transaction related					(4,747)
General and administrative					(1,315)
Depreciation and amortization					(1,737)
Interest expense					(73)
Income tax benefit (expense)					(84)
Net income (loss) attributable to non-controlling interests					11
Net income (loss) attributable to stockholders					$(5,218)
The following table reconciles the segment activity to consolidated total assets as of the period presented:

December 31,
(In thousands)	2016
ASSETS
Real estate investments, net:
Medical office buildings	$106,968
Triple-net leased healthcare facilities	4,554
Seniors housing — operating properties	10,213
Total real estate investments, net	121,735
Cash	16,371
Restricted cash	37
Straight-line rent receivable	662
Prepaid expenses and other assets	1,242
Deferred costs, net	9
Total assets	$140,056

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

The following table reconciles capital expenditures by reportable business segment, excluding corporate non-real estate expenditures, for the periods presented:

		Year Ended December 31,
(In thousands)	Period From January 1, 2017 Through December 21, 2017	2016	2015
Medical office buildings	$—	$65	$—
Triple-net leased healthcare facilities	—	—	—
Seniors housing — operating properties	63	67	1
Total capital expenditures	$63	$132	$1
Note 16 — Commitments and Contingencies
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 17 — Quarterly Results (Unaudited)
Presented below is a summary of the unaudited quarterly financial information:

	Three Months Ended			Period From October 1, 2017 Through
(In thousands, except for share and per share data)	March 31, 2017	June 30, 2017	September 30, 2017	December 21, 2017
Total revenues	$3,808	$3,453	$3,598	$3,275
Net income (loss) attributable to stockholders	$162	$(963)	$(396)	$(30)
Basic weighted average shares outstanding	6,946,587	6,948,904	6,951,111	6,951,505
Basic income (loss) per share	$0.02	$(0.14)	$(0.06)	$—
Diluted weighted average shares outstanding	6,953,075	6,948,904	6,951,111	6,951,505
Diluted income (loss) per share	$0.01	$(0.14)	$(0.06)	$—

	Three Months Ended
(In thousands, except for share and per share data)	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Total revenues	$3,592	$3,611	$3,673	$3,746
Net income (loss) attributable to stockholders	$(85)	$(20)	$232	$618
Basic and diluted weighted average shares outstanding	6,805,706	6,857,978	6,908,297	6,956,062
Basic and diluted loss per share	$(0.01)	$(0.01)	$0.03	$0.10
Diluted weighted average shares outstanding	6,805,706	6,857,978	6,914,287	6,962,551
Diluted income (loss) per share	$(0.01)	$(0.01)	$0.02	$0.07
Note 18 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements, except for the following:
Payment of Initial Liquidating Distribution
The Initial Liquidating Distribution of $15.75 per share of the Company’s common stock, pursuant to the Company’s previously announced plan of liquidation and dissolution, was paid on January 5, 2018 to stockholders of record at the close of business on December 22, 2017. The Initial Liquidating Distribution represented proceeds from the sale to HTI, pursuant to a purchase agreement dated as of June 16, 2017, of all of the membership interests in the Company’s indirect subsidiaries that own the 19 properties comprising substantially all of the Company’s assets.

American Realty Capital Healthcare Trust III, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation
Schedule III
(Liquidation Basis)

We do not own any properties as of December 31, 2017. A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2017 and 2016:

	December 31,
(In thousands)	2017	2016
Real estate investments, at cost:
Balance at beginning of year	$111,422	$111,354
Additions	63	68
Disposals	(111,485)	—
Balance at end of the year	$—	$111,422

Accumulated depreciation and amortization:
Balance at beginning of year	$3,644	$805
Depreciation expense	—	2,839
Disposals	(3,644)	—
Balance at end of the year	$—	$3,644

See accompanying report of independent registered public accounting firm.