Form 10-Q
period 2018-03-31
American Realty Capital Healthcare Trust III, Inc.
filed 2018-04-27
CIK 1609234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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
As of April 20, 2018, the registrant had 6,958,970 shares of common stock outstanding.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
(In thousands)

	March 31, 2018	December 31, 2017
ASSETS
Cash	$10,859	$120,472
Restricted cash	6,005	6,000
Due from related parties, net	311	507
Prepaid expenses and other assets	167	134
Total assets	17,342	127,113

LIABILITIES
Distributions payable	—	109,605
Due to related party, net	181	—
Liability for estimated costs in excess of estimated receipts during liquidation	1,987	2,317
Accounts payable and accrued expenses	141	310
Total liabilities	2,309	112,232

COMMITMENTS AND CONTINGENCIES
Net assets in liquidation	$15,033	$14,881

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(Liquidation Basis)
(In thousands)

Three Months Ended March 31, 2018
Net Assets in liquidation, beginning of period	$14,881
Changes in net assets in liquidation
Remeasurement of assets and liabilities	152
Changes in net assets in liquidation	152
Net Assets in liquidation, end of period	$15,033

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

(Going Concern Basis)
(In thousands, except per share data)
(Unaudited)

Three Months Ended
March 31, 2017
Revenues:
Rental income	$2,276
Operating expense reimbursements	790
Resident services and fee income	742
Total revenues	3,808

Expenses:
Property operating and maintenance	1,563
Operating fees to related party	13
Acquisition and transaction related	46
General and administrative	604
Depreciation and amortization	1,316
Total expenses	3,542
Operating income	266
Other income:
Interest expense	(46)
Total other expense	(46)
Income before income taxes	220
Income tax expense	(55)
Net income	165
Net income attributable to non-controlling interests	(3)
Net income attributable to stockholders	162
Comprehensive income attributable to stockholders	$162

Basic net income per share	$0.02
Diluted net income per share	$0.01
Distributions declared per share	$0.39

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY
(Going Concern Basis)
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Going Concern Basis)
(In thousands)
(Unaudited)

Three Months Ended March 31,
2017
Cash flows from operating activities:
Net income	$165
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,316
Amortization of deferred financing costs	7
Amortization of mortgage premium	(11)
Amortization of market lease and other intangibles	51
Share-based compensation	9
Changes in assets and liabilities:
Straight-line rent receivable	4
Prepaid expenses and other assets	223
Accounts payable and accrued expenses	337
Deferred rent	(47)
Net cash provided by operating activities	2,054
Cash flows from investing activities:
Capital expenditures	(7)
Net cash used in investing activities	(7)
Cash flows from financing activities:
Proceeds from mortgage notes payable	—
Payments on mortgage note payable	(25)
Proceeds from issuance of common stock	—
Common stock repurchases	(1,904)
Distributions paid	(1,595)
Net cash used in financing activities	(3,524)
Net change in cash and restricted cash	(1,477)
Cash and restricted cash, beginning of period	16,408
Cash and restricted, end of period	$14,931

Supplemental disclosure of cash flow information:
Cash paid for interest	$50
Cash paid for income taxes	—

Non-cash investing and financing activities:
Payable and accrued offering costs	$228
Common stock issued through distribution reinvestment plan	1,075

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
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
Substantially all of the Company's business is conducted through the OP. The Company has no employees. American Realty Capital Healthcare III Advisors, LLC (the "Advisor") has been retained to manage the Company's affairs on a day-to-day basis. The Company also has retained American Realty Capital Healthcare III Properties, LLC (the "Property Manager") to serve as the Company's property manager. The Advisor and the Property Manager are under common control with AR Global Investments, LLC (the successor business to AR Capital, LLC, "AR Global"), the parent of the Company's sponsor, as a result of which they are related parties, and each have received or will receive compensation, fees and other expense reimbursements from the Company for services related to managing the Company's business. The Advisor, the Property Manager and Realty Capital Securities (the "Former Dealer Manager") have received or will receive fees during the Company's offering, acquisition, operational and liquidation stages.
On June 16, 2017, the Company entered into a purchase agreement (the “Purchase Agreement”) to sell substantially all of its assets to Healthcare Trust, Inc. (“HTI”). HTI is sponsored and advised by affiliates of the Advisor. In connection with the Purchase Agreement, the Company's board of directors also approved a plan of liquidation and dissolution of the Company (the "Plan of Liquidation"). The transactions contemplated by the Purchase Agreement (the "Asset Sale") and the Plan of Liquidation were approved by the Company's stockholders during the Company's 2017 annual meeting of stockholders (the "Annual Meeting") on December 21, 2017. On December 22, 2017 (the "Closing Date"), the Asset Sale closed (the "Closing"). For additional information, see Note 2 — Purchase Agreement and Plan of Liquidation.
In connection with the Purchase Agreement, the Company entered into a letter agreement on the same date (as amended on September 28, 2017, the "Letter Agreement") governing, if the Asset Sale closed, the fees and expenses that had become or would become payable by and to the Advisor and its affiliates, on the one hand, and the Company, on the other hand. Pursuant to the Letter Agreement, the Advisor and the Property Manager paid, tendered, waived or assumed certain fees, expenses and obligations, as applicable, as partial satisfaction of the amounts related to expense reimbursements or fees previously paid by the Company to the Advisor and its affiliates, and no other amounts will be payable to the Advisor following the Closing although the Advisor has agreed to continue to provide the Company with services required to implement the Plan of Liquidation.
Pursuant to the Plan of Liquidation, the Company is authorized to sell its assets and distribute the net proceeds to its stockholders after payment of all of the Company's liabilities. The approval of the Plan of Liquidation by the Company's stockholders caused the Company’s basis of accounting to change from the going-concern basis to the liquidation basis of accounting, which requires the Company’s assets to be measured at the estimated amounts of consideration the entity expects to collect in settling and disposing of its assets and liabilities. Liabilities are measured at the estimated amounts at which they are expected to be settled.
The Company intends to wind up its affairs and distribute its assets, which consist primarily of cash after satisfying its liabilities, to the holders of the Company's common stock in accordance with the Plan of Liquidation.
Because the Company has sold all of its real estate assets in accordance with the Asset Sale and Plan of Liquidation, the Company no longer expects to generate gross income that will qualify for the 75% REIT income test. If this is the case, the Company will fail to qualify as a REIT and will be treated as a corporation for federal income tax purposes in 2018.  However, as the Company expects to generate net tax losses in 2018, there should be no income tax expense to record.  Additionally, any provision for deferred

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

tax assets generated by such net operating losses will have a corresponding valuation allowance recorded against it as the Company does not expect to recognize the future benefit of any such deferred tax assets.
Note 2 — Purchase Agreement and Plan of Liquidation
Purchase Agreement
On June 16, 2017, the Company entered into the Purchase Agreement with HTI. HTI is sponsored and advised by affiliates of the Advisor. Pursuant to the Purchase Agreement and for a purchase price of $120.0 million (the "Purchase Price"), HTI, Healthcare Trust Operating Partnership, L.P. ("HTI OP"), and ARHC TRS Holdco II, LLC ("HTI Holdco") agreed to purchase membership interests in the Company’s indirect subsidiaries that collectively owned all 19 properties of the Company. The properties comprise substantially all of the Company’s assets.
The Purchase Price was subject to customary prorations and closing adjustments in accordance with the terms of the Purchase Agreement and was paid on the Closing Date less $4.9 million, the principal amount of the loan secured by the Company’s Philip Center property (the “Philip Center Loan”). The Philip Center Loan was assumed by HTI.
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
Plan of Liquidation
Pursuant to the Plan of Liquidation, the Company will be required to pay or provide for its liabilities and expenses, distribute the remaining proceeds of the liquidation of the Company’s assets to its stockholders, wind up the Company’s operations, and dissolve. The Company’s common stock is registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). While implementing the Plan of Liquidation, the Company will remain subject to the reporting requirements under the Exchange Act. The Company may seek relief from the United States Securities and Exchange Commission (the "SEC") from these reporting requirements after the Company files its articles of dissolution, but there can be no assurance that this relief will be granted.
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
March 31, 2018
(Unaudited)

•distribute cash and the remaining proceeds of the Asset Sale and the Company’s liquidation to stockholders in one or more distributions after paying or providing for liabilities, obligations and expenses and taking all necessary or advisable actions to wind up the Company’s affairs; and
•wind up the Company’s operations and dissolve the Company, all in accordance with the Plan of Liquidation.
The Plan of Liquidation requires the Company to use commercially reasonable efforts to liquidate and dissolve the Company and to distribute all of the Company’s net assets to the holders of outstanding shares of common stock no later than the second anniversary of the effective date of the Plan of Liquidation. The Plan of Liquidation also provides, however, that this final distribution will not occur earlier than the end of the 14-month survival period of the representations and warranties under the Purchase Agreement and will not occur prior to final resolution of any unsatisfied indemnification claims or other claims that are first made prior to the end of that period.
Liquidating Procedures
Under the Plan of Liquidation, the board of directors, or the trustees of the liquidating trust, has the authority to interpret the provisions of the Plan of Liquidation and to take any further actions, to obtain additional insurance, and to execute any agreements, conveyances, assignments, transfers, certificates and other documents, as may in their judgment be necessary or desirable in order to wind up expeditiously the affairs of the Company, the OP and their respective subsidiaries and complete the liquidation. The Company will not engage in any business activities, except to the extent necessary to preserve the value of the Company’s assets, wind up the Company’s business, pay or establish a reserve fund for the Company’s debts and distribute the Company’s assets to its stockholders, in accordance with the Charter, the Company’s bylaws and the Plan of Liquidation. The Company's board of directors may authorize the Company to establish a reserve fund out of which to pay costs arising from any known or unknown or contingent liabilities or obligations. If a reserve fund is established, the Company would expect a final liquidating distribution to be made once the Company or the manager of the fund determines that no further claims are likely to be made upon the fund. This determination could be made, for example, within the months following the expiration of the fourteen-month indemnification period under the Purchase Agreement or, later, upon the expiration of the time periods specified in the statutes of limitations applicable to the type of claims that may be made against the fund. In some cases, the statutes of limitation that may impact the Company will not expire for three years after the Closing Date. Although none of the Company’s remaining liabilities and obligations are expected to be significant, the Company's board of directors intends to review the Company’s known liabilities and obligations and determine whether a reserve fund is necessary on an ongoing basis. In the event that the Company's board of directors determines to pay liquidating distributions prior to the expiration of all applicable statute of limitations periods under all scenarios, the Company’s stockholders (under some circumstances) may be liable for the return of their pro rata share of any unpaid (or unreserved for) liabilities or obligations to the extent of the liquidating distributions that were distributed to them. However, a stockholder will not be liable to disgorge distributions paid by dividend by the Company prior to liquidation. The Company's board of directors anticipates that by the end of 2018, the Company will not have any known continuing obligations other than tax and other reporting requirements and will endeavor to have insurance in place for any claims arising for matters occurring during the Company’s operating period to cover any known or unknown liabilities or obligations. If a reserve fund is created, the final payout of the fund’s assets remaining after payment of claims against the fund to the Company’s stockholders will not occur until determined by the Company's board of directors.
The actual amount and timing of liquidating distributions to the Company’s stockholders will be determined by the Company's board of directors in its discretion. If you transfer your shares before the Company pays liquidating distributions, you will not have the right to receive liquidating distributions.
Liquidating Distributions
The initial liquidating distribution of $15.75 per share of the Company’s common stock (the "Initial Liquidating Distribution"), pursuant to the Company’s previously announced Plan of Liquidation, was accrued in the Consolidated Statement of Net Assets as of December 31, 2017. The Initial Liquidating Distribution was paid out of proceeds from the Asset Sale. This Initial Liquidating Dividend was paid on January 5, 2018 to stockholders of record as of December 22, 2017.
Liquidating Trust
If the Company's board of directors decides it would not be feasible for the Company to pay, or adequately provide for, all debts and liabilities of the Company (including costs and expenses incurred and anticipated to be incurred in connection with the liquidation of the Company) at the time the final distribution is to be paid, the Company's board of directors may establish a liquidating trust and the Company may transfer its remaining assets and liabilities to a liquidating trust. The liquidating trust will be created under the laws of the State of Maryland or such other jurisdiction as the Company's board of directors deems advisable

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

and will receive all of the Company’s and the OP’s assets and their respective subsidiaries of every sort whatsoever, including assets, claims, contingent claims and causes of action, subject to all of their unsatisfied debts, liabilities and expenses, known or unknown, contingent or otherwise. The Company may also create a liquidating trust prior to that time in order to avoid the costs of operating as a public company, or if the Company's board of directors determines that it is otherwise appropriate to do so. If the Company’s assets have not been distributed within the 24-month period and the Company remains qualified as a REIT, it will be necessary to create a liquidating trust for the Company to be eligible to deduct amounts distributed pursuant to the Plan of Liquidation as dividends paid and thereby meet the annual distribution requirement and not be subject to U.S. federal income tax on these amounts.
From and after the date of transfer and assignment of assets (subject to liabilities) to the liquidating trust, the Company, the OP and their respective subsidiaries will have no interest of any character in and to any assets and all of the assets will thereafter be held by the liquidating trust. Shares of beneficial interests in the liquidating trust will not be transferrable (except by will, intestate succession or operation of law). Therefore, the recipients of interests in the liquidating trust will not realize any value from these interests unless and until the liquidating trust distributes cash or other assets to them, which will be solely in the discretion of the trustees. The initial trustees of the liquidating trust will be designated by the Company's board of directors.
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
The liquidating trust will have a finite life and will terminate upon the earlier of the complete distribution of the liquidating trust’s assets or three years from the date that the Company’s assets were first transferred to it, subject to extensions of fixed duration. Although neither the Code nor the Treasury Regulations provide any specific guidance as to the length of time a liquidating trust may last, the IRS’s ruling guidelines call for a term not to exceed three years, which period may be extended to cover the collection of installment obligations. The Company intends to comply with those IRS guidelines. The liquidating trust may distribute annual financial statements, which need not be audited, to holders of its beneficial interests (which statements, if prepared and distributed, will be filed under cover of Form 10-K under the Company’s Commission file number to the extent the liquidating trust is required to do so) but need not prepare or distribute any quarterly financial statements.
Approval of the Plan of Liquidation also constituted the approval by the Company’s stockholders of the transfer and assignment to the liquidating trust, the form and substance of the liquidating trust agreement as approved by the Company's board of directors and the appointment of the liquidating trust’s trustees selected by the Company's board of directors.
However, because the Company has sold all of its real estate assets in accordance with the Asset Sale and Plan of Liquidation, the Company no longer expects to generate gross income that will qualify for the 75% REIT income test. If this is the case, the Company will fail to qualify as a REIT and will be treated as a corporation for federal income tax purposes in 2018. If the Company becomes treated as a corporation for federal income tax purposes then a liquidating trust would no longer be necessary.
Reporting Requirements
The Company has an obligation to comply with the applicable reporting requirements of the Exchange Act, even if compliance with those reporting requirements is economically burdensome. After filing its articles of dissolution with the Maryland State Department of Assessments and Taxation, in order to curtail expenses, the Company may seek relief from the SEC from the reporting requirements under the Exchange Act (other than with respect to the filling of current reports on Form 8-K), but there can be no assurance that this relief will be granted by the SEC.
Common Stock
The Company currently intends to close its stock transfer books on the dissolution date and at that time cease recording stock transfers. The Company’s common stock is not listed on a national securities exchange but is registered under the Exchange Act. In connection with implementing the Plan of Liquidation, immediately prior to the transfer to the liquidating trust, or at such other time as the Company's board of directors considers appropriate, the Company will file a Form 15 (or take other appropriate action) to terminate the registration of the Company’s common stock under the Exchange Act.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Note 3 — Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the quarter ended March 31, 2018 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2017, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 26, 2018. There have been no significant changes to the Company's significant accounting policies during the quarter ended March 31, 2018.
Principles of Consolidation
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
Basis of Presentation
On December 21, 2017, the Company's stockholders approved the Plan of Liquidation and the Asset Sale at the 2017 annual meeting of stockholders. As a result of the stockholders' approval of the Plan of Liquidation, the Company adopted Liquidation Basis of Accounting as of December 21, 2017 and for the subsequent periods in accordance with GAAP.
Pre Plan of Liquidation
All financial results and disclosures for the first quarter ended March 31, 2017, which was completed prior to the Company adopting the Liquidation Basis of Accounting , are presented on a going concern basis (“Going Concern Basis”), which contemplated the realization of assets and liabilities in the normal course of business. As a result, the Consolidated Statement of Operations and Comprehensive Income, the Consolidated Statement of Equity, and the Consolidated Statement of Cash Flows for the three months ended March 1, 2017 are presented on a Going Concern Basis. For a discussion of significant accounting polices applicable to the going concern financial statements, see the Company's 2017 Annual Report on Form 10-K.
Post Plan of Liquidation
As a result of the approval of the Plan of Liquidation by the Company's shareholders, the Company has adopted the liquidation basis of accounting as of December 21, 2017 and for the subsequent periods in accordance with GAAP. The Consolidated Statements of Net Assets, presented as of March 31, 2018 and December 31, 2017, and the Consolidated Statement of Changes in Net Assets, presented for the three months ended March 31, 2018, are presented using the Liquidation Basis of Accounting.
The Consolidated Statements of Net Assets presents the estimated amount of net assets that the Company expects at the end of its Plan of Liquidation. Accordingly, as of March 31, 2018 and December 31, 2017 the Company's net assets are presented at estimated net realizable value, or liquidation value, which represents the estimated amount of cash that the Company expects to collect on disposal of assets as it carries out the Plan of Liquidation. The liquidation value of the Company’s assets is presented on an undiscounted basis. Liabilities are carried at their contractual amounts due or estimated settlement amounts.
The Consolidated Statement of Changes in Net Assets reflects changes in net assets in liquidation for the three months ended March 31, 2018, as further described below.
The Company accrues costs and income that it expects to incur and earn through the end of liquidation to the extent it has a reasonable basis for estimation. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets. The Company currently estimates that it will have costs in excess of estimated receipts during the liquidation. These amounts can vary significantly due to, among other things, the timing and estimates for the amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

operations. These costs are estimated and are anticipated to be paid out over the liquidation period. See Note 4 — Liability for Estimated Costs During Liquidation for further discussion. Actual costs incurred but unpaid as of March 31, 2018 are included in accounts payable and accrued expenses on the Consolidated Statement of Net Assets.
Net assets in liquidation represents the estimated liquidation value available to holders of shares of common stock upon liquidation. The amount of net cash proceeds available for distribution pursuant to the Plan of Liquidation depends on a variety of factors, including, but not limited to, the amount required to pay both existing liabilities and obligations as well as any contingent liabilities and the cost of operating the Company through the date of its final dissolution.
Note 4 —Liability for Estimated Costs During Liquidation
The Liquidation Basis of Accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the Plan of Liquidation. The Company currently estimates that it will have costs in excess of estimated receipts during the liquidation. These amounts can vary significantly due to, among other things, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of operations. These costs are estimated and are anticipated to be paid out over the liquidation period but there is no assurance about the amount or timing of these costs.
As of March 31, 2018, the Company accrued the following estimated costs and receipts which are estimated to be incurred or earned during liquidation:

(In thousands)	Amount
Liability for estimated costs in excess of estimated receipts during liquidation (1)	$1,987
(1) Represents general and administrative expenses.
The liability for estimated costs during liquidation changed during the three months ended March 31, 2018 due to a net change in working capital of $271,000 and a remeasurement of liabilities of $59,000. The net change in working capital is primarily driven by two factors. First, estimated costs and receipts become actual costs and receipts as invoices and payments are received from the Company’s vendors and counterparties. Second, the liability is adjusted accordingly if such invoices and payments differ from the Company’s then-current estimate. Furthermore, as invoices and payments are received, any associated liability is re-classed from Liability for estimated costs in excess of estimated receipts during liquidation to other financial statement line items on the Consolidated Statements of Net Assets.
Note 5 — Real Estate Investments
The Company did not own any properties as of March 31, 2018 and December 31, 2017.
The following table discloses amounts recognized within the consolidated statements of operations and comprehensive income (Going Concern Basis) related to amortization of in-place lease assets, amortization and accretion of above- and below-market lease assets and liabilities, net and the accretion of above-market ground leases, for the period presented:

(In thousands)	Three Months Ended March 31, 2017
Amortization of in-place leases(1)	$601
Amortization (accretion) of above- and below-market leases, net(2)	$55
Accretion of above-market ground leases(3)	$(4)
_______________

(1)	Reflected within depreciation and amortization expense

(2)	Reflected within rental income

(3)	Reflected within property operating and maintenance expense
Note 6 — Common Stock
The Company had approximately 7.0 million shares of common stock outstanding, including shares issued pursuant to the DRIP, as of March 31, 2018 and December 31, 2017. The Company had received total proceeds, net of shares repurchased under the share repurchase program ("SRP"), of $171.1 million as of March 31, 2018 and December 31, 2017.
The Company paid distributions on a monthly basis to stockholders of record at a rate equivalent to $1.56 per annum, per share of common stock, beginning on March 15, 2015. Distributions were payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. On July 18, 2017, in light of the Asset Sale and Plan of Liquidation, which was pending at that time, the Company's board of directors determined that the Company would cease declaring and paying regular distributions to its stockholders following the distributions to stockholders of record with respect to each day during the month of July 2017. The Initial Liquidating Distribution of $15.75 per share of the Company’s common stock, pursuant to the Plan of Liquidation, was paid on January 5, 2018 to stockholders of record at the close of business on December 22, 2017. The Initial Liquidating Distribution represented proceeds from the Asset Sale.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Share Repurchase Program
On June 16, 2017, in furtherance of the Asset Sale, the board of directors of the Company determined to suspend the SRP indefinitely and, as authorized by the terms of the SRP, to reject any repurchase requests that the Company had received or will receive during calendar year 2017. The suspension of the SRP became effective as of July 19, 2017.
The Company's board of directors had adopted the SRP, which enabled stockholders to sell their shares to the Company in limited circumstances. The SRP permitted investors to sell their shares back to the Company after they had held them for at least one year, subject to significant conditions and limitations.
In connection with the Asset Sale and Plan of Liquidation, on December 21, 2017 the Company's board of directors terminated the SRP which became effective on December 27, 2017. No shares were repurchased in connection with requests made during 2017.
Distribution Reinvestment Plan
The DRIP was suspended in April 2017 in connection with the execution of the Purchase Agreement. In connection with the Asset Sale and Plan of Liquidation, on December 21, 2017 the Company's board of directors terminated the DRIP, which became effective on January 5, 2018.
Pursuant to the DRIP, stockholders were able to elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions were paid with respect to shares purchased under the DRIP. The shares purchased pursuant to the DRIP have the same rights and are treated in the same manner as the shares issued pursuant to the IPO. The Company's board of directors designated that certain cash or other distributions be excluded from reinvestment pursuant to the DRIP. On June 29, 2016, the board of directors of the Company amended the DRIP such that any amendment, suspension or termination of the DRIP became effective immediately upon (i) the Company’s public announcement of such amendment, suspension or termination and (ii) the Company’s mailing of a notice regarding the amendment, suspension or termination to each DRIP participant. Shares issued under the DRIP were recorded to equity in the accompanying consolidated balance sheets in the period distributions were declared.
During the three months ended March 31, 2017, the Company issued approximately 45,000 shares of common stock pursuant to the DRIP, generating aggregate proceeds of $1.1 million.
Note 7 — Related Party Transactions and Arrangements
As of March 31, 2018 and December 31, 2017, American Realty Capital Healthcare III Special Limited Partnership, LLC (the "Special Limited Partner"), an entity controlled by AR Global, owned 8,888 shares of the Company's outstanding common stock. As of March 31, 2018 and December 31, 2017, the Company had a $0.3 million and $0.5 million receivable from related parties, respectively.
The Former Dealer Manager served as the dealer manager of the IPO. SK Research, LLC ("SK Research") and American National Stock Transfer, LLC ("ANST"), both subsidiaries of the parent company of the Former Dealer Manager, provided other general professional services through December 2015 and January 2016, respectively. RCS Capital Corporation ("RCAP"), the parent company of the Former Dealer Manager and certain of its affiliates that provided us with services, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global, the parent of the Company's sponsor. In May 2016, RCAP and its affiliated debtors emerged from bankruptcy under the new name Aretec Group, Inc. On March 8, 2017, the creditor trust established in connection with the RCAP bankruptcy filed suit against AR Global, the Advisor, advisors of other entities sponsored by AR Global, and AR Global’s principals (including Mr. Weil, the executive chairman of the Company's board of directors). The suit alleges, among other things, certain breaches of duties to RCAP. The Company is not named in the suit, nor are there allegations related to the services the Advisor provides to the Company. On May 26, 2017, the defendants moved to dismiss.  On November 30, 2017, the Court issued an opinion partially granting the defendants’ motion. The Advisor has informed the Company that it believes the suit is without merit and intends to defend against it vigorously.
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
March 31, 2018
(Unaudited)

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

The parties have agreed, as partial satisfaction of the Excess Amount, that the Advisor and Property Manager, as applicable, will:

•
surrender 83,018 limited partnership units of the OP designated as "Class B Units" (the "Class B Units") previously issued to the Advisor and the additional 12,624 Class B Units issued in November 2017 with respect to the quarter ended September 30, 2017 in accordance with the terms of the Advisory Agreement and the LPA, with the value of the Class B Units so surrendered calculated in accordance with the Letter Agreement, at the fair market value thereof as reasonably determined by the Company's board of directors as of the Closing Date, which per-unit amount will be based on the per-share value as implied from the Purchase Agreement;

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

•
waive amounts that would have been payable to the Advisor by the Company in accordance with the terms of the Advisory Agreement and the LPA (as amended by the contemplated amendments to the Advisory Agreement and the LPA (the "Contemplated Amendments”), which were required in accordance with the Letter Agreement and became effective as

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Closing, with respect to cash asset management and oversight fees for the period commencing October 1, 2017 and ending on the Closing Date; and

•	waive fees valued at approximately $24,000 potentially payable by the Company to one of the subsidiaries of RCAP in addition to the Disputed Amount.
In connection with the Closing and pursuant to the Letter Agreement, the Advisor surrendered 95,642 Class B Units and the independent directors on the Company’s board of directors established the value of these Class B Units as $1.7 million in the aggregate ($17.64 per Class B Unit) consistent with the initial Estimated Per-Share NAV published by the Company in July 2017. The aggregate value of the Class B Units reduced the total amount otherwise due and payable by the Advisor to the Company following the Closing in accordance with the terms of the Letter Agreement. This total amount of $0.6 million is payable in two equal installments, the first of which was paid on December 26, 2017 and the second of which will be due within six months following the Closing, on June 22, 2018. These payments are guaranteed by AR Global. The Letter Agreement would have been null and void if the Purchase Agreement had been terminated. Other than as contemplated by the Letter Agreement, following the Closing, no fees or other amounts are or will become due or otherwise payable under the Advisory Agreement, the Property Management Agreement, the LPA or any other agreement between the Company and the Advisor and its affiliates.
Advisory Agreement and Property Management Agreement Amendments
As contemplated by the Letter Agreement, concurrently with the execution of the Purchase Agreement, the Company, the OP and the Advisor entered into an amendment to the Advisory Agreement (the “Advisory Agreement Amendment”) and the Company and the Property Manager also entered into an amendment to the Property Management Agreement (the “Property Management Amendment”). Pursuant to the Advisory Agreement Amendment, the Advisor has agreed to provide the Company services required to implement the Plan of Liquidation following the Closing Date. Pursuant to the Advisory Agreement Amendment, the amounts payable by the Company to Advisor for these services will be automatically waived in partial satisfaction of the Excess Amount in accordance with the terms of the Letter Agreement, and no other amounts will be payable to the Advisor following the Closing Date. Pursuant to the Property Management Amendment, the Property Manager agreed to continue to provide any property management or wind-down services under the Property Management Agreement at no cost or charge. The Property Management Amendment and the Advisory Agreement Amendment became effective at the Closing Date.
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
Fees and Participations Paid in Connection With the Operations of the Company
Prior to the Closing, the Advisor received an acquisition fee of 1.5% of the contract purchase price of each property acquired and 1.5% of the amount advanced for a loan or other investment. The Advisor was also reimbursed for services provided for which it incurred investment-related expense, or insourced expenses. Such insourced expenses could not exceed 0.5% of the contract purchase price of each acquired property and 0.5% of the amount advanced for a loan or other investment. Additionally, the Company reimbursed the Advisor for third party acquisition expenses. The Company also reimbursed the Advisor for legal expenses it or its affiliates incurred in connection with the selection, evaluation and acquisition of assets, in an amount not to exceed 0.1% of the contract purchase price of each property or 0.1% of the amount advanced for each loan or other investment. Once the proceeds from the IPO were fully invested, the aggregate amount of acquisition fees and any financing coordination fees (as described below) for any new acquisitions could not exceed 2.0% of the contract purchase price and the amount advanced for a loan or other investment for all the assets acquired. In no event could the total of all acquisition fees, acquisition expenses and any financing coordination fees payable with respect to a particular investment exceed 4.5% of the contract purchase price of the Company's portfolio to be measured at the close of the acquisition phase or 4.5% of the amount advanced for all loans or other investments.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

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
The Advisor manages the Company’s day-to-day operations. Since the Company’s inception, in lieu of paying the Advisor in cash for its asset management services, the Company has compensated the Advisor by causing the OP to issue Class B Units to the Advisor (subject to periodic approval by the Company's board of directors). The Class B Units were surrendered as part of the partial satisfaction of the Excess Amount pursuant to the Letter Agreement.
Pursuant to the Contemplated Amendments, effective as of October 1, 2017, the OP was required to, as it has already done, issue 12,624 Class B Units, which is the number of Class B Units equal to: (i) the excess of (A) the product of (y) 0.1875% multiplied by (z) the lower of the Company’s cost of assets and the fair market value of the Company’s assets over (B) any amounts payable as the oversight fee under the Property Management Agreement for the quarter; divided by (ii) Estimated Per-Share NAV. With respect to all subsequent quarters, the Advisor would be entitled to receive a cash asset management fee equal to the excess of (A) the product of (y) 0.1875% multiplied by (z) the lower of the Company’s cost of assets and the fair market value of the Company’s assets over (B) any amounts payable as the oversight fee under the Property Management Agreement for the quarter. Any payments with respect to this cash asset management fee, have been waived pursuant to the Letter Agreement.
Prior to the Closing, unless the Company contracted with a third party, the Company paid the Property Manager a property management fee of 1.5% of gross revenues from the Company's single-tenant net leased properties and 2.5% of gross revenues from all other types of properties. The Company also reimbursed the Property Manager for property level expenses. If the Company contracted directly with third parties for such services, the Company paid them customary market fees and would have paid the Property Manager an oversight fee of up to 1.0% of the gross revenues of the property managed. In no event could the Property Manager or any affiliates of the Property Manager be entitled to an oversight fee if any third party receives market fees greater than the property management fee, as explained above. Further, in no event could the Company pay the Property Manager or any affiliates of the Property Manager both a property management fee and an oversight fee with respect to any particular property. Property management fees are recorded to operating fees to related party in the accompanying consolidated statements of operations and comprehensive loss.
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

The following table details amounts incurred, forgiven and payable or receivable in connection with the Company's operations-related services described above as of and for the period presented:

	Three Months Ended March 31,
	2017		Payable (Receivable) as of
(In thousands)	Incurred	Forgiven	March 31, 2018	December 31, 2017
One-time fees and reimbursements:
Letter agreement	$—	$—	$(311)	$(311)
Due to(from) Healthcare Trust Inc.	—	—	181	(196)
Ongoing fees and reimbursements:
Property management fees	13	—	—	—
Professional fees and reimbursements	55	—	—	—
Distributions on Class B Units	19	—	—	—
Total related party operating fees and reimbursements	$87	$—	$(130)	$(507)
Prior to the Closing, the Company reimbursed the Advisor's costs of providing administrative services, subject to the limitation that the Company would not reimburse the Advisor for any amount by which the Company's operating expenses at the end of the four preceding fiscal quarters exceeded the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt, impairments or other similar non-cash expenses and excluding any gain from the sale of assets for that period (the "2%/25% Limitation"), unless the Company's independent directors determined that such excess was justified based on unusual and nonrecurring factors which they deem sufficient, in which case the excess amount may have been reimbursed to the Advisor in subsequent periods. Additionally, the Company would reimburse the Advisor for personnel costs in connection with other services during the operational stage; however, the Company would not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees, acquisition expense reimbursements or real estate commissions or for persons serving as executive officers of the Company. No reimbursement was incurred from the Advisor for providing such services during the quarters ended March 31, 2018 or 2017.
Note 8 — Economic Dependency
The Company has no employees. Instead, the employees of the Advisor and its affiliates perform a full range of services for the Company. The Advisor has agreed to provide the Company with services required to implement the Plan of Liquidation following the Closing. The Company is dependent on the Advisor for services that are essential to the Company, including general administrative responsibilities, such as accounting services and investor relations. In the event that the Advisor were unable to provide these services to the Company, the Company would be required to provide such services itself by hiring its own workforce or obtaining such services from another third party at potentially higher costs.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Note 9 — Share-Based Compensation
Restricted Share Plan
The Company has an employee and director incentive restricted share plan (the "RSP"), which provides for the automatic grant of 1,333 restricted shares to each of the independent directors, without any further action by the Company's board of directors or the stockholders, after initial election to the Company's board of directors and after each annual stockholder's meeting. These restricted shares vest annually over a five-year period, in increments of 20.0% per annum, beginning with the one year anniversary of initial election to the Company's board of directors and the date of the next annual meeting, respectively. The RSP provides the Company with the ability to grant awards of restricted shares to the Company's directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The total number of shares of common stock granted as awards under the RSP may not exceed 5.0% of the Company's outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 6.3 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock shall be subject to the same restrictions as the underlying restricted shares.
As of March 31, 2018, there were no unvested restricted shares. All 7,464 outstanding restricted shares held by the Company's independent directors vested upon consummation of the Asset Sale. The fair value of the restricted shares was expensed on a straight-line basis over the service period of five years. Compensation expense related to restricted shares was approximately $9,000 for the quarter ended March 31, 2017. Compensation expense related to restricted shares was recorded as general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss.
Note 10 — Non-controlling Interests
The Company is the sole general partner and holds substantially all of the units of limited partnership interests in the OP ("OP Units"). As of March 31, 2018 and December 31, 2017, the Advisor held 90 OP Units, which represents a nominal percentage of the aggregate OP ownership.
After holding the OP Units for a period of one year, or such lesser time as determined by the Company in its sole and absolute discretion, a holder of OP Units has the right to convert OP Units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, as allowed by the LPA. This right has not been exercised for the 90 OP Units held by the Advisor as of March 31, 2018.
The remaining rights of a holder of OP Units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets. No distributions were paid to OP Unit holders during the quarters ended March 31, 2018 or 2017.
Note 11 — Net Income Per Share
The following is a summary of the basic and diluted net loss per share computation for the quarter ended March 31, 2017:

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Three Months Ended March 31,
(In thousands, except share and per share amounts)	2017
Computation of Basic Net Income Per Share:
Net income attributable to stockholders	$162
Basic weighted average shares outstanding	6,946,587
Basic net income (loss) per share	$0.02

Computation of Diluted Net Income Per Share:
Net income attributable to stockholders	$162
Adjustments to net income for common stock equivalents	(96)
Diluted net income	$66

Basic weighted average shares outstanding	6,946,587
Unvested restricted shares (1)	6,398
OP Units	90
Diluted weighted-average shares outstanding	6,953,075

Diluted net income (loss) per share	$0.01
_______________

(1)	Weighted-average number of unvested restricted shares outstanding for the periods presented.
Diluted net income per share assumes the conversion of all common stock equivalents into an equivalent number of shares of common stock, unless the effect is antidilutive. The Company considers unvested restricted shares, OP Units and Class B Units to be common stock equivalents. The Company had the following common stock equivalents on a weighted-average basis that were excluded from the calculation of diluted net loss per share as their effect would have been antidilutive for the periods presented:

Three Months Ended March 31,
2017
Unvested restricted shares (1)	—
OP Units (2)	—
Class B Units (3)	49,005
Total weighted-average antidilutive common stock equivalents	49,005
_______________

(1)	Weighted average number of antidilutive unvested restricted shares outstanding for the periods presented. There were 6,398 unvested restricted shares outstanding as of March 31, 2017.

(2)	Weighted average number of antidilutive OP Units outstanding for the periods presented. There were 90 OP Units outstanding as of March 31, 2017.

(3)	Weighted average number of antidilutive Class B Units outstanding for the periods presented. There were 55,490 Class B Units outstanding as of March 31, 2017.
Note 12 — Segment Reporting
During the quarter ended March 31, 2017, the Company operated in three reportable business segments for management and internal financial reporting purposes: medical office buildings, one triple-net leased healthcare facility and one seniors housing — operating property.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

The Company evaluated performance and made resource allocations based on its three business segments. The medical office building segment primarily consisted of MOBs leased to healthcare-related tenants under long-term leases, which required such tenants to pay a pro rata share of property-related expenses. The triple-net leased healthcare facility segment primarily consisted of an investment in a seniors housing community under a long-term lease, under which the tenant was generally responsible to directly pay property-related expenses. The SHOP segment consisted of a direct investment in a seniors housing community, primarily providing assisted living and memory care services, which was operated through engaging an independent third-party manager. There were no intersegment sales or transfers during the periods presented.
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
The following tables reconcile the segment activity to consolidated net loss for the quarter ended March 31, 2017:

	Three Months Ended March 31, 2017
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facility	Seniors Housing — Operating Property	Consolidated
Revenues:
Rental income	$2,172	$104	$—	$2,276
Operating expense reimbursements	790	—	—	790
Resident services and fee income	—	—	742	742
Total revenues	2,962	104	742	3,808
Property operating and maintenance	950	130	483	1,563
NOI	$2,012	$(26)	$259	2,245
Operating fees to related party				(13)
Acquisition and transaction related				(46)
General and administrative				(604)
Depreciation and amortization				(1,316)
Interest expense				(46)
Interest and other income				—
Income tax expense				(55)
Net income attributable to non-controlling interests				(3)
Net income (loss) attributable to stockholders				$162

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

The following table reconciles capital expenditures by reportable business segment for the period presented:

Three Months Ended March 31,
(In thousands)	2017
Medical office buildings	$—
Triple-net leased healthcare facilities	—
Seniors housing — operating properties	7
Total capital expenditures	$7
Note 13 — Commitments and Contingencies
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

•
We expect that we will fail to continue to qualify to be treated as a real estate investment trust for U.S. federal income tax purposes ("REIT") for our 2018 tax year; however, because we expect to generate tax losses, the tax consequences of failing to qualify as a REIT should be minimal and is not expected to lower the amount of liquidating distributions to our stockholders.

•	Pursuing the Plan of Liquidation may increase the risk that we will be liable for U.S. federal income and excise taxes, which could reduce the amount of liquidating distributions.

Overview
We (including, as required by context, American Realty Capital Healthcare III Operating Partnership, L.P. (the "OP") and its subsidiaries) were incorporated on April 24, 2014 as a Maryland corporation that elected and qualified to be taxed as a Real Estate Investment Trust ("REIT") beginning with our taxable year ended December 31, 2015. We were formed to primarily acquire a diversified portfolio of healthcare-related assets including medical office buildings ("MOB"), seniors housing communities and other healthcare-related facilities. We purchased our first property and commenced real estate operations in March 2015. As of March 31, 2018 and December 31, 2017, we did not own any properties.
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
Beginning in late January 2016, our board of directors began receiving inquiries from potential bidders regarding possible strategic transactions. In order to review, examine and consider the range of strategic alternatives available to us, our board of directors initiated a strategic review process. On June 16, 2017, we entered into a purchase agreement (the “Purchase Agreement”) to sell substantially all of our assets to Healthcare Trust, Inc. (“HTI”) for a purchase price of $120.0 million (the “Purchase Price”). HTI is sponsored and advised by affiliates of the Advisor. In connection with its approval of the Purchase Agreement, our board of directors also approved our plan of liquidation ("the Plan of Liquidation"), which was subject to stockholder approval. Subsequently, on December 21, 2017, our stockholders approved the Plan of Liquidation and the closing of the transactions contemplated by the Purchase Agreement (the “Asset Sale”) at our 2017 annual meeting of stockholders. As a result of our stockholders' approval of the Plan of Liquidation, we adopted Liquidation Basis of Accounting as of December 21, 2017.
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
On December 22, 2017, the Asset Sale closed (the "Closing"), and HTI paid us $108.4 million, representing the purchase price under the Purchase Agreement of $120.0 million, less, (i) $0.7 million, reflecting prorations and closing adjustments pursuant to the Purchase Agreement, (ii) $4.9 million, reflecting the outstanding principal amount of the loan secured by our Philip Center property which was assumed by HTI at the Closing in accordance with the Purchase Agreement, and (iii) $6.0 million deposited by HTI into an escrow account in accordance with the Purchase Agreement. The Escrow Amount, less any amounts paid or reserved for pending or unsatisfied indemnification claims that HTI may make pursuant to the Purchase Agreement, will be released to us in installments over a period of 14 months following the Closing. In addition, we incurred $1.3 million in closing and other transaction costs.
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
In light of the Closing and the payment of the Initial Liquidating Distribution, the independent directors of the board of directors updated the July Estimated Per-Share NAV, and, on January 8, 2018, we published the Revised Estimated Per-share NAV equal to $1.89 as of January 5, 2018 based on 6,959,059 shares of common stock outstanding on a fully diluted basis. Our net assets in liquidation value per share of common stock as of March 31, 2018 was $2.14. Even though this amount is greater than the Revised Estimated Per-Share NAV, there can be no guarantee as to the exact amount of net liquidation proceeds that ultimately will be available for distribution to the Company’s stockholders pursuant to the Plan of Liquidation. This amount may vary from Revised Estimated Per-Share NAV and the net assets in liquidation value per share of common stock as of March 31, 2018.
Both Revised Estimated Per-Share NAV and net assets in liquidation - value per share are based on certain assumptions and estimates and may not reflect the amount that our stockholders will receive in the Plan of Liquidation. During the course of liquidating and dissolving, we may incur unanticipated expenses and liabilities all of which are likely to reduce the cash available for distribution to our stockholders.
As of March 31, 2018, our assets consist primarily of cash and restricted cash. In light of the Plan of Liquidation, the Company does not intend to conduct future investment activities.
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
Significant Accounting Estimates and Critical Accounting Policies
Our Annual Report on Form 10-K for the year ended December 31, 2017 contains a discussion of our significant accounting estimates and critical accounting policies. There have been no significant changes in our significant accounting estimates and critical accounting policies since December 31, 2017.
Properties
We do not own any properties as of March 31, 2018.
As of March 31, 2018, our assets consist primarily of cash and restricted cash. In light of the Plan of Liquidation, we do not intend to conduct future investment activities.
Results of Operations
As a result of our stockholders' approval of the Plan of Liquidation and our adoption of Liquidation Basis of Accounting as of December 21, 2017, the results of operations for the current year period are not comparable to the prior year period.
Changes in Net Assets in Liquidation for the Three Months Ended March 31, 2018
Net assets in liquidation increased by approximately $0.1 million during the three months ended March 31, 2018 from $14.9 million to $15.0 million. The increase was primarily due to a remeasurement of assets and liabilities in liquidation. The net assets in liquidation divided by the 6.9 million shares at March 31, 2018 would result in approximately $2.14 of net assets in liquidation per share. Net assets in liquidation includes projections of costs and expenses to be incurred during the period required to complete the Plan of Liquidation. There is inherent uncertainty with these estimates, and they could change materially based on changes in the underlying assumptions of the projected cash flows. We cannot determine at this time when we will be able to pay liquidating distributions or the amount of any liquidating distributions. The amount of net cash proceeds available for distribution pursuant to the Plan of Liquidation depends on a variety of factors, including, but not limited to, the amount required to pay both existing liabilities and obligations as well as any contingent liabilities and the cost of operating the Company through the date of its final dissolution. Both Revised Estimated Per-Share NAV and net assets in liquidation value per share are based on certain assumptions and estimates and may not reflect the amount that our stockholders will receive in the Plan of Liquidation.
Cash Flows for the Three Months Ended March 31, 2017
During the three months ended March 31, 2017, net cash provided by operating activities was $2.0 million. The level of cash flows used in or provided by operating activities was affected by the number of properties owned, the performance of those properties, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses. Cash inflows related to a net income adjusted for non-cash items of $1.5 million (net income of $0.2 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets, amortization of deferred financing costs, amortization of mortgage premiums and equity-based compensation of $1.4 million), a decrease in prepaid expenses and other assets of $0.2 million due to tenant receivables and prepaid expenses, an increase in accounts payable and accrued expenses of $0.3 million related to real estate taxes and legal fees. These cash inflows were partially offset by an approximately $47,000 decrease in deferred rent.
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
Liquidity and Capital Resources
On December 21, 2017, our stockholders approved the Asset Sale and the Plan of Liquidation in which we were authorized to sell our assets and distribute the net proceeds to our stockholders after payment of all of our liabilities. We intend to wind up our affairs and distribute our assets, which consist primarily of cash after satisfying our liabilities, to the holders of our common stock in accordance with the Plan of Liquidation.
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
Liquidating Distributions
In light of the Asset Sale and the Plan of Liquidation, our board of directors ceased declaring and paying regular distributions to our stockholders following the distributions to stockholders of record with respect to each day during the month of July 2017.
We believe that the net cash proceeds generated by the Asset Sale will be sufficient to pay our expenses, including the expenses of liquidating, and to satisfy our liabilities and obligations. The Initial Liquidating Distribution $109.6 million, or $15.75 per share of the Company's common stock, as of December 31, 2017 was made in January 2018. We may also pay additional periodic liquidating distributions. As of March 31, 2018, we have $10.9 million in cash and $6.0 million in restricted cash, representing the Escrow Amount.
SRP
Our SRP was suspended in connection with the execution of the Purchase Agreement effective in July 2017, and terminated in connection with the Closing of the Asset Sale in December 2017.
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
Loan Obligations
There were no loan obligations as of March 31, 2018.
Contractual Obligations
As of March 31, 2018, we have no principal or interest on mortgage payments due and no contractual future lease rental payments.
Election as a REIT
We elected and qualified to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ended December 31, 2015. Commencing with such taxable year, we were organized and operated in a manner so that we qualified for taxation as a REIT under the Code. We continued to operate in such a manner through our taxable year ended December 31, 2017. Because we have sold all of our real estate assets in accordance with the Asset Sale and Plan of Liquidation, we no longer expect to generate gross income that will qualify for the 75% REIT income test. If this is the case for our 2018 tax year, we will fail to qualify as a REIT and will be treated as a corporation for federal income tax purposes. In 2018, our principal assets consist of cash, restricted cash, receivables and prepaid assets which will generate minimal revenue and we expect that our expenses will exceed that revenue. As a result, we expect that we will have no net income on which to be taxed and therefore our inability to qualify as a REIT should have no detrimental impact to us or our shareholders.
Inflation
Not applicable.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As of March 31, 2018 the Company is not exposed to market risks for any amounts included in the statement of net assets under the liquidation basis of accounting.
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
Changes in Internal Control Over Financial Reporting
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
We are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
Unregistered Sales of Equity Securities
We did not sell any equity securities that were not registered under the Securities Act during the three months ended March 31, 2018.
Use of Proceeds from Sales of Registered Securities
On August 20, 2014, we commenced our initial public offering of common stock (the "IPO") on a "reasonable best efforts" basis of up to a maximum of $3.1 billion of common stock, consisting of up to 125.0 million shares, pursuant to the Registration Statement initially filed on May 28, 2014 with the SEC under the Securities Act of 1933, as amended. The Registration Statement, which was declared effective by the SEC on August 20, 2014, also covered 26.3 million shares of common stock pursuant to the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. On January 25, 2016, we registered an additional 0.7 million shares to be issued pursuant to the DRIP pursuant to a new registration statement (File No. 333- 209117). On August 20, 2016, the IPO lapsed in accordance with its terms.
As of March 31, 2018, we had issued approximately 7.0 million shares of our common stock, including shares issued pursuant to the DRIP, and had received total proceeds from the IPO and the DRIP, net of share repurchases, of $169.4 million.
There were no purchases of our equity securities during the three months ended March 31, 2018.
Additionally, we incurred offering costs associated with the issuance of our common stock. We were responsible for offering and related costs from the IPO, excluding selling commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs, excluding selling commissions and dealer manager fees, in excess of the 2.0% limitation as of the end of the IPO are the Advisor's responsibility. As of the end of the IPO, which lapsed in accordance with its terms in August 2016, offering and related costs, excluding commissions and dealer manager fees, exceeded 2.0% of gross proceeds received from the IPO by $3.8 million. The obligation of the Advisor and its affiliates to pay this amounts, was satisfied through the agreement to pay payment, tender, waiver or assumption of certain fees, expenses and obligations, as applicable, pursuant to the Letter Agreement. Please see Note 7 - Related Party Transactions and Arrangements of the accompanying consolidated financial statements for a further description of these arrangements.

The following table reflects the offering costs associated with the issuance of common stock:

Period from April 24, 2014 (date of inception) to
(In thousands)	March 31, 2018
Selling commissions and dealer manager fees	$14,368
Other offering costs (1)	7,071
Total offering costs	$21,439
_______________

(1)	Includes $3.8 million of other offering costs that are in excess of the limitation of 2.0% of gross proceeds received from the IPO, as described above.

We have used substantially all of the net proceeds from our IPO to acquire our real estate portfolio, as shown in the table below. The remaining offering proceeds, after the acquisition of our portfolio, along with cash flows from operations have and will be used for purposes of working capital and to pay distributions to our stockholders.

(In thousands)	Proceeds
Net cash proceeds from the IPO (1)	$171,098
Total offering costs	(21,439)
$149,659

Real estate investments, at cost	$129,901
_______________

(1)	Includes proceeds from shares issued pursuant to the DRIP and is net of share repurchases.
As of March 31, 2018, we have incurred $21.4 million of cumulative offering costs in connection with registering and selling shares of our common stock. As of March 31, 2018, cumulative offering costs included $4.1 million of offering cost reimbursements incurred from the Advisor, Former Dealer Manager and other affiliates of AR Global, excluding commissions and dealer manager fees.
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
Katie P. Kurtz
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Dated: April 26, 2018

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101*
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Healthcare Trust III, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________
*     Filed herewith.