Form 10-Q
period 2018-06-30
American Realty Capital Healthcare Trust III, Inc.
filed 2018-07-27
CIK 1609234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________
Commission file number: 000-55625
American Realty Capital Healthcare Trust III, Inc.
(Exact name of registrant as specified in its charter)

Maryland	38-3930747
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
405 Park Ave., 3rd Floor, New York, NY	10022
(Address of principal executive offices)	(Zip Code)
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
As of July 20, 2018, the registrant had 6,958,970 shares of common stock outstanding.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
(In thousands)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash	$12,565	$120,472
Restricted cash	4,009	6,000
Due from related party	311	507
Prepaid expenses and other assets	151	134
Total assets	17,036	127,113

LIABILITIES
Distributions payable	—	109,605
Due to related parties	252	—
Liability for estimated costs in excess of estimated receipts during liquidation	1,510	2,317
Accounts payable and accrued expenses	73	310
Total liabilities	1,835	112,232

COMMITMENTS AND CONTINGENCIES
Net assets in liquidation	$15,201	$14,881

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(Liquidation Basis)
(In thousands)

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Net Assets in liquidation, beginning of period	$15,033	$14,881
Changes in net assets in liquidation
Remeasurement of assets and liabilities	168	320
Changes in net assets in liquidation	168	320
Net Assets in liquidation, end of period	$15,201	$15,201

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

(Going Concern Basis)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Revenues:
Rental income	$2,276	$4,553
Operating expense reimbursements	508	1,299
Resident services and fee income	669	1,411
Total revenues	3,453	7,263

Expenses:
Property operating and maintenance	1,207	2,770
Operating fees to related party	14	27
Acquisition and transaction related	1,113	1,159
General and administrative	743	1,347
Depreciation and amortization	1,318	2,635
Total expenses	4,395	7,938
Operating income	(942)	(675)
Other income:
Interest expense	(46)	(93)
Total other expense	(46)	(93)
Loss before income taxes	(988)	(768)
Income tax benefit/(expense)	29	(26)
Net loss	(959)	(794)
Net loss attributable to non-controlling interests	(4)	(7)
Net loss attributable to stockholders	(963)	(801)
Comprehensive loss attributable to stockholders	$(963)	$(801)

Basic and diluted net loss per share	$(0.14)	$(0.12)
Distributions declared per share	$0.39	$0.77

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY
(Going Concern Basis)
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2016	6,978,303	$70	$150,109	$(20,621)	$129,558	$464	$130,022
Common stock issued through distribution reinvestment plan	60,495	1	1,436	—	1,437	—	1,437
Common stock repurchases	(82,494)	(1)	(1,879)	—	(1,880)	—	(1,880)
Share-based compensation	—	—	18	—	18	—	18
Distributions declared	—	—	—	(5,378)	(5,378)	(15)	(5,393)
Net income	—	—	—	(801)	(801)	7	(794)
Balance, June 30, 2017	6,956,304	$70	$149,684	$(26,800)	$122,954	$456	$123,410

The accompanying notes are an integral part of this unaudited consolidated financial statement.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Going Concern Basis)
(In thousands)
(Unaudited)

Six Months Ended June 30, 2017
Cash flows from operating activities:
Net loss	$(794)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,635
Amortization of deferred financing costs	15
Amortization of mortgage premium	(21)
Amortization of market lease and other intangibles	103
Share-based compensation	18
Changes in assets and liabilities:
Straight-line rent receivable	(77)
Prepaid expenses and other assets	530
Accounts payable and accrued expenses	832
Deferred rent	66
Net cash provided by operating activities	3,307
Cash flows from investing activities:
Capital expenditures	(44)
Net cash used in investing activities	(44)
Cash flows from financing activities:
Payments on mortgage note payable	(50)
Common stock repurchases	(1,880)
Distributions paid	(3,971)
Distributions to non-controlling interest holders	(15)
Net cash used in financing activities	(5,916)
Net change in cash and restricted cash	(2,653)
Cash and restricted cash, beginning of period	16,408
Cash and restricted, end of period	$13,755

Supplemental disclosure of cash flow information:
Cash paid for interest	$100
Cash paid for income taxes	153

Non-cash investing and financing activities:
Common stock issued through distribution reinvestment plan	$1,437

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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
June 30, 2018
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
HTI deposited $6.0 million (the “Escrow Amount”) of the Purchase Price payable into an escrow account for the benefit of the Company on the Closing Date, and this amount, less any amounts paid or reserved for pending or unsatisfied indemnification claims of HTI made pursuant to the Purchase Agreement, will be released in installments thereafter over a period of 14 months following the Closing Date. During the three months ended June 30, 2018, $2.0 million of the escrow was released representing the first of three installments.
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
June 30, 2018
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
Liquidating Distributions
The initial liquidating distribution of $15.75 per share of the Company’s common stock (the "Initial Liquidating Distribution"), pursuant to the Company’s previously announced Plan of Liquidation, was accrued in the Consolidated Statement of Net Assets as of December 31, 2017. The Initial Liquidating Distribution represented proceeds from the Asset Sale. This Initial Liquidating Distribution was paid on January 5, 2018 to stockholders of record as of December 22, 2017.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Net Assets in Liquidation Value per Share of Common Stock
The following table calculates our net assets in liquidation value per share of common stock as of June 30, 2018:

June 30, 2018
Net Assets in Liquidation (in thousands)	$15,201
Shares of Common Stock Outstanding	6,958,970
Net Assets in Liquidation Value per Share of Common Stock	$2.18
The Company's net assets in liquidation value per share of common stock was $2.18 as of June 30, 2018 which represents the Company's current estimate of net liquidation proceeds that ultimately will be available for distribution to the Company’s stockholders pursuant to the Plan of Liquidation. The Company's net assets in liquidation value per share of common stock is based on certain assumptions and estimates and may not reflect the amount that the Company's stockholders will receive in the Plan of Liquidation. During the course of liquidating and dissolving, the Company may incur unanticipated expenses and liabilities all of which are likely to reduce the cash available for distribution to the Company's stockholders. There can be no guarantee as to the exact amount of net liquidation proceeds that ultimately will be available for distribution to the Company’s stockholders pursuant to the Plan of Liquidation, and the final amount available for distribution may vary materially from the Company's current estimate.
Liquidating Trust
If the Company's board of directors decides it would not be feasible for the Company to pay, or adequately provide for, all debts and liabilities of the Company (including costs and expenses incurred and anticipated to be incurred in connection with the liquidation of the Company) at the time the final distribution is to be paid, the Company's board of directors may establish a liquidating trust and the Company may transfer its remaining assets and liabilities to a liquidating trust. The liquidating trust will be created under the laws of the State of Maryland or such other jurisdiction as the Company's board of directors deems advisable and will receive all of the Company’s and the OP’s assets and their respective subsidiaries of every sort whatsoever, including assets, claims, contingent claims and causes of action, subject to all of their unsatisfied debts, liabilities and expenses, known or unknown, contingent or otherwise. The Company may also create a liquidating trust prior to that time in order to avoid the costs of operating as a public company, or if the Company's board of directors determines that it is otherwise appropriate to do so. If the Company’s assets have not been distributed within the 24-month period and the Company remains qualified as a REIT, it will be necessary to create a liquidating trust for the Company to be eligible to deduct amounts distributed pursuant to the Plan of Liquidation as dividends paid and thereby meet the annual distribution requirement and not be subject to U.S. federal income tax on these amounts.
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
June 30, 2018
(Unaudited)

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
Note 3 — Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the quarter ended June 30, 2018 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2017, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 26, 2018. There have been no significant changes to the Company's significant accounting policies during the quarter ended June 30, 2018.
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
Pre Plan of Liquidation
All financial results and disclosures for the three and six months ended June 30, 2017, which was completed prior to the Company adopting the Liquidation Basis of Accounting , are presented on a going concern basis (“Going Concern Basis”), which contemplated the realization of assets and liabilities in the normal course of business. As a result, the Consolidated Statement of

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Operations and Comprehensive Income, the Consolidated Statement of Equity, and the Consolidated Statement of Cash Flows for the three and six months ended June 30, 2017 are presented on a Going Concern Basis. For a discussion of significant accounting polices applicable to the going concern financial statements, see the Company's 2017 Annual Report on Form 10-K.
Post Plan of Liquidation
As a result of the approval of the Plan of Liquidation by the Company's shareholders, the Company has adopted the liquidation basis of accounting as of December 21, 2017 and for the subsequent periods in accordance with GAAP. The Consolidated Statements of Net Assets, presented as of June 30, 2018 and December 31, 2017, and the Consolidated Statement of Changes in Net Assets, presented for the three and six months ended June 30, 2018, are presented using the Liquidation Basis of Accounting.
The Consolidated Statements of Net Assets presents the estimated amount of net assets that the Company expects to be available for distribution at the end of its Plan of Liquidation. Accordingly, as of June 30, 2018 and December 31, 2017 the Company's net assets are presented at estimated net realizable value, or liquidation value, which represents the estimated amount of cash that the Company expects to collect on disposal of assets as it carries out the Plan of Liquidation. The liquidation value of the Company’s assets is presented on an undiscounted basis. Liabilities are carried at their contractual amounts due or estimated settlement amounts.
The Consolidated Statement of Changes in Net Assets reflects changes in net assets in liquidation for the three and six months ended June 30, 2018, as further described below.
The Company accrues costs and income that it expects to incur and earn through the end of liquidation to the extent it has a reasonable basis for estimation. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets. The Company currently estimates that it will have costs in excess of estimated receipts during the liquidation. These amounts can vary significantly due to, among other things, the timing and estimates for the amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of operations. These costs are estimated and are anticipated to be paid out over the liquidation period. See Note 4 — Liability for Estimated Costs During Liquidation for further discussion. Actual costs incurred but unpaid as of June 30, 2018 are included in accounts payable and accrued expenses on the Consolidated Statement of Net Assets.
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
As of June 30, 2018, the Company accrued the following estimated costs and receipts which are estimated to be incurred or earned during liquidation:

(In thousands)	Amount
Liability for estimated costs in excess of estimated receipts during liquidation (1)	$1,510
(1) Represents general and administrative expenses.
The liability for estimated costs during liquidation changed during the six months ended June 30, 2018 due to a net change in working capital of approximately $579,000 and a remeasurement which reduced liabilities by approximately $228,000. The net change in working capital is primarily driven by two factors. First, estimated costs and receipts become actual costs and receipts as invoices and payments are received from the Company’s vendors and counterparties. Second, the liability is adjusted accordingly if such invoices and payments differ from the Company’s then-current estimate. Furthermore, as invoices and payments are received, any associated liability is re-classed from Liability for estimated costs in excess of estimated receipts during liquidation to other financial statement line items on the Consolidated Statements of Net Assets.
Note 5 — Real Estate Investments
The Company did not own any properties as of June 30, 2018 and December 31, 2017.
The following table discloses amounts recognized within the consolidated statements of operations and comprehensive income (Going Concern Basis) related to amortization of in-place lease assets, amortization and accretion of above- and below-market lease assets and liabilities, net and the accretion of above-market ground leases, for the period presented:

(In thousands)	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Amortization of in-place leases(1)	$602	$1,203
Amortization (accretion) of above- and below-market leases, net(2)	$56	$111
Accretion of above-market ground leases(3)	$(4)	$(8)
_______________

(1)	Reflected within depreciation and amortization expense

(2)	Reflected within rental income

(3)	Reflected within property operating and maintenance expense

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Note 6 — Common Stock
The Company had approximately 7.0 million shares of common stock outstanding, including shares issued pursuant to the DRIP, as of June 30, 2018 and December 31, 2017. The Company had received total proceeds, net of shares repurchased under the share repurchase program ("SRP"), of $171.1 million as of June 30, 2018 and December 31, 2017.
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
Share Repurchase Program
On June 16, 2017, in furtherance of the Asset Sale, the board of directors of the Company suspended the SRP indefinitely and, as authorized by the terms of the SRP, to reject any repurchase requests that the Company had received or will receive during calendar year 2017. The suspension of the SRP became effective as of July 19, 2017.
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
During the six months ended June 30, 2017, the Company issued approximately 60,000 shares of common stock pursuant to the DRIP, generating aggregate proceeds of $1.4 million.
Note 7 — Related Party Transactions and Arrangements
As of June 30, 2018 and December 31, 2017, American Realty Capital Healthcare III Special Limited Partnership, LLC (the "Special Limited Partner"), an entity controlled by AR Global, owned 8,888 shares of the Company's outstanding common stock. As of June 30, 2018 and December 31, 2017, the Company had a $0.3 million and $0.5 million receivable from related parties, respectively.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

The Former Dealer Manager served as the dealer manager of the IPO. SK Research, LLC ("SK Research") and American National Stock Transfer, LLC ("ANST"), both subsidiaries of the parent company of the Former Dealer Manager, provided other general professional services through December 2015 and January 2016, respectively. RCS Capital Corporation ("RCAP"), the parent company of the Former Dealer Manager and certain of its affiliates that provided us with services, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global, the parent of the Company's sponsor. In May 2016, RCAP and its affiliated debtors emerged from bankruptcy under the new name Aretec Group, Inc. On March 8, 2017, the creditor trust established in connection with the RCAP bankruptcy filed suit against AR Global, the Advisor, advisors of other entities sponsored by AR Global, and AR Global’s principals (including Mr. Weil, the executive chairman of the Company's board of directors). The suit alleges, among other things, certain breaches of duties to RCAP. The Company is not named in the suit, nor are there allegations related to the services the Advisor provides to the Company. On May 26, 2017, the defendants moved to dismiss. On November 30, 2017, the court issued an opinion partially granting the defendants’ motion. On December 7, 2017, the creditor trust moved for limited reargument of the court's dismissal of its breach of fiduciary duty claim, and on January 10, 2018, the defendants filed a supplemental motion to dismiss certain claims. On April 5, 2018, the court issued an opinion denying the creditor trust's motion for reconsideration while partially granting the defendants' supplemental motion to dismiss. The Advisor has informed the Company that it believes the suit is without merit and intends to defend against it vigorously.
Purchase Agreement
On June 16, 2017, the Company, the OP and HT III Holdco entered into the Purchase Agreement with HTI, HTI OP and HTI Holdco. HTI is sponsored and advised by affiliates of the Advisor. Pursuant to the Purchase Agreement, the Purchaser Parties agreed to purchase membership interests in the Company’s indirect subsidiaries which collectively owned all 19 properties owned by the Company and comprised substantially all of the Company’s assets for the Purchase Price, subject to reductions for debt assumed or repaid and customary prorations and closing adjustments (see Note 2 — Purchase Agreement and Plan of Liquidation for additional information).
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
June 30, 2018
(Unaudited)

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

•
waive amounts that would have been payable to the Advisor by the Company in accordance with the terms of the Advisory Agreement and the LPA (as amended by the contemplated amendments to the Advisory Agreement and the LPA (the "Contemplated Amendments”), which were required in accordance with the Letter Agreement and became effective as Closing, with respect to cash asset management and oversight fees for the period commencing October 1, 2017 and ending on the Closing Date; and

•	waive fees valued at approximately $24,000 potentially payable by the Company to one of the subsidiaries of RCAP in addition to the Disputed Amount.
In connection with the Closing and pursuant to the Letter Agreement, the Advisor surrendered 95,642 Class B Units and the independent directors on the Company’s board of directors established the value of these Class B Units as $1.7 million in the aggregate ($17.64 per Class B Unit) consistent with the initial Estimated Per-Share NAV published by the Company in July 2017. The aggregate value of the Class B Units reduced the total amount otherwise due and payable by the Advisor to the Company following the Closing in accordance with the terms of the Letter Agreement. This total amount of $0.6 million is payable in two equal installments, the first of which was paid on December 26, 2017 and the second of which will, pursuant to authorization by the independent members of the Company's board of directors, be due by September 5, 2018. These payments are guaranteed by AR Global. The Letter Agreement would have been null and void if the Purchase Agreement had been terminated. Other than as contemplated by the Letter Agreement, following the Closing, no fees or other amounts are or will become due or otherwise payable under the Advisory Agreement, the Property Management Agreement, the LPA or any other agreement between the Company and the Advisor and its affiliates.
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
June 30, 2018
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
June 30, 2018
(Unaudited)

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
The following table details amounts incurred, forgiven and payable or receivable in connection with the Company's operations-related services described above as of and for the period presented:

	Three Months Ended June 30,	Six Months Ended June 30,
	2017	2018	2017	Payable (Receivable) as of
(In thousands)	Incurred (1)	Incurred (1)	Incurred (1)	June 30, 2018		December 31, 2017
One-time fees and reimbursements:
Letter agreement	$—	$—	$—	$(311)		$(311)
Due to (from) Healthcare Trust Inc.	—	—	—	248	(2)	(196)
Ongoing fees and reimbursements:
Property management fees	14	—	27	—		—
Professional fees and reimbursements	325	5	380	4		—
Distributions on Class B Units	25	—	44	—		—
Total related party operating fees and reimbursements	$364	$5	$451	$(59)		$(507)

(1) There were no fees or reimbursements forgiven during the three and six months ended June 30, 2018 or 2017.
(2) On December 22, 2017 substantially all the assets of the Company were purchased by HTI. Certain proration estimates were included within the Closing. The Purchase Agreement calls for subsequent purchase price adjustments. The Company had a $248 thousand net payable to HTI included on its Consolidated Statement of Net Assets as of June 30, 2018.
Prior to the Closing, the Company reimbursed the Advisor's costs of providing administrative services, subject to the limitation that the Company would not reimburse the Advisor for any amount by which the Company's operating expenses at the end of the four preceding fiscal quarters exceeded the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt, impairments or other similar non-cash expenses and excluding any gain from the sale of assets for that period (the "2%/25% Limitation"), unless the Company's independent directors determined that such excess was justified based on unusual and nonrecurring factors which they deem sufficient, in which case the excess amount may have been reimbursed to the Advisor in subsequent periods. Additionally, the Company would reimburse the Advisor for personnel costs in connection with other services during the operational stage; however, the Company would not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees, acquisition expense reimbursements or real estate commissions or for persons serving as executive officers of the Company. No reimbursement was incurred from the Advisor for providing such services during the three and six months ended June 30, 2018.
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
June 30, 2018
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
As of June 30, 2018, there were no unvested restricted shares. All 7,464 outstanding restricted shares held by the Company's independent directors vested upon consummation of the Asset Sale. The fair value of the restricted shares was expensed on a straight-line basis over the service period of five years. Compensation expense related to restricted shares was approximately $9,000 and $18,000 for the three and six months ended June 30, 2017. Compensation expense related to restricted shares was recorded as general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss.
Note 10 — Non-controlling Interests
The Company is the sole general partner and holds substantially all of the units of limited partnership interests in the OP ("OP Units"). As of June 30, 2018 and December 31, 2017, the Advisor held 90 OP Units, which represents a nominal percentage of the aggregate OP ownership.
After holding the OP Units for a period of one year, or such lesser time as determined by the Company in its sole and absolute discretion, a holder of OP Units has the right to convert OP Units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, as allowed by the LPA. This right has not been exercised for the 90 OP Units held by the Advisor as of June 30, 2018.
The remaining rights of a holder of OP Units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets. No distributions were paid to OP Unit holders during the three and six months ended June 30, 2018 or 2017.
Note 11 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the three and six months ended June 30, 2017:

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

(In thousands, except share and per share amounts)	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Computation of Basic Net Loss Per Share:
Net loss attributable to stockholders	$(963)	$(801)
Basic and diluted weighted average shares outstanding	6,948,904	6,947,752
Basic and diluted net loss per share	$(0.14)	$(0.12)
_______________

(1)	Weighted-average number of unvested restricted shares outstanding for the periods presented.
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

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Unvested restricted shares (1)	6,346	6,372
OP Units (2)	90	90
Class B Units (3)	65,311	57,203
Total weighted-average antidilutive common stock equivalents	71,747	63,665
_______________

(1)	Weighted average number of antidilutive unvested restricted shares outstanding for the periods presented. There were 5,865 unvested restricted shares outstanding as of June 30, 2017.

(2)	Weighted average number of antidilutive OP Units outstanding for the periods presented. There were 90 OP Units outstanding as of June 30, 2017.

(3)	Weighted average number of antidilutive Class B Units outstanding for the periods presented. There were 72,353 Class B Units outstanding as of June 30, 2017.
Note 12 — Segment Reporting
During the three and six months ended June 30, 2017, the Company operated in three reportable business segments for management and internal financial reporting purposes: medical office buildings, one triple-net leased healthcare facility and one seniors housing — operating property.
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
June 30, 2018
(Unaudited)

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
The following tables reconcile the segment activity to consolidated net loss for the three and six months ended June 30, 2017:

	Three Months Ended June 30, 2017				Six Months Ended June 30, 2017
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facility	Seniors Housing — Operating Property	Consolidated	Medical Office Buildings	Triple-Net Leased Healthcare Facility	Seniors Housing — Operating Property	Consolidated
Revenues:
Rental income	$2,172	$104	$—	$2,276	$4,344	$209	$—	$4,553
Operating expense reimbursements	508	—	—	508	1,299	—	—	1,299
Resident services and fee income	—	—	669	669	—	—	1,411	1,411
Total revenues	2,680	104	669	3,453	5,643	209	1,411	7,263
Property operating and maintenance	682	55	470	1,207	1,632	185	953	2,770
NOI	$1,998	$49	$199	2,246	$4,011	$24	$458	4,493
Operating fees to related party				(14)				(27)
Acquisition and transaction related				(1,113)				(1,159)
General and administrative				(743)				(1,347)
Depreciation and amortization				(1,318)				(2,635)
Interest expense				(46)				(93)
Interest and other income				—				—
Income tax benefit (expense)				29				(26)
Net income attributable to non-controlling interests				(4)				(7)
Net loss attributable to stockholders				$(963)				$(801)
The following table reconciles capital expenditures by reportable business segment for the periods presented:

(In thousands)	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Medical office buildings	$—	$—
Triple-net leased healthcare facility	—	—
Seniors housing — operating property	37	44
Total capital expenditures	$37	$44

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

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

Overview
We (including, as required by context, American Realty Capital Healthcare III Operating Partnership, L.P. (the "OP") and its subsidiaries) were incorporated on April 24, 2014 as a Maryland corporation that elected and qualified to be taxed as a Real Estate Investment Trust ("REIT") beginning with our taxable year ended December 31, 2015. We were formed to primarily acquire a diversified portfolio of healthcare-related assets including medical office buildings ("MOB"), seniors housing communities and other healthcare-related facilities. We purchased our first property and commenced real estate operations in March 2015. As of June 30, 2018 and December 31, 2017, we did not own any properties.
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
In light of the Closing and the payment of the Initial Liquidating Distribution, the independent directors of the board of directors updated the July Estimated Per-Share NAV, and, on January 8, 2018, we published the Revised Estimated Per-Share NAV equal to $1.89 as of January 5, 2018 based on 6,959,059 shares of common stock outstanding on a fully diluted basis. Our net assets in liquidation value per share of common stock as of June 30, 2018 was $2.18. Even though this amount is greater than the Revised Estimated Per-Share NAV, there can be no guarantee as to the exact amount of net liquidation proceeds that ultimately will be available for distribution to our stockholders pursuant to the Plan of Liquidation. This amount may vary from Revised Estimated Per-Share NAV and the net assets in liquidation value per share of common stock as of June 30, 2018.
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
As of June 30, 2018, our assets consist primarily of cash and restricted cash. In light of the Plan of Liquidation, the Company does not intend to conduct future investment activities.
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
Properties
We do not own any properties as of June 30, 2018.
As of June 30, 2018, our assets consist primarily of cash and restricted cash. In light of the Plan of Liquidation, we do not intend to conduct future investment activities.
Results of Operations
As a result of our stockholders' approval of the Plan of Liquidation and our adoption of Liquidation Basis of Accounting as of December 21, 2017, the results of operations for the current year period are not comparable to the prior year period.
Changes in Net Assets in Liquidation for the Three and Six Months Ended June 30, 2018
Net assets in liquidation increased by approximately $168,000 during the three months ended June 30, 2018 from $15.0 million to $15.2 million. During the six months ended June 30, 2018, net assets in liquidation increased by approximately $0.3 million from $14.9 million to $15.2 million. The changes were primarily due to a remeasurement of assets and liabilities in liquidation. The net assets in liquidation divided by the 6,958,970 shares at June 30, 2018 would result in approximately $2.18 of net assets in liquidation per share. Net assets in liquidation includes projections of costs and expenses to be incurred during the period required to complete the Plan of Liquidation. There is inherent uncertainty with these estimates, and they could change materially based on changes in the underlying assumptions of the projected cash flows. We cannot determine at this time when we will be able to pay liquidating distributions or the amount of any liquidating distributions. The amount of net cash proceeds available for distribution pursuant to the Plan of Liquidation depends on a variety of factors, including, but not limited to, the amount required to pay both existing liabilities and obligations as well as any contingent liabilities and the cost of operating the

Company through the date of its final dissolution. Both Revised Estimated Per-Share NAV and net assets in liquidation value per share are based on certain assumptions and estimates and may not reflect the amount that our stockholders will receive in the Plan of Liquidation.
Cash Flows for the Six Months Ended June 30, 2017
During the six months ended June 30, 2017, net cash provided by operating activities was $3.3 million. The level of cash flows used in or provided by operating activities is affected by the number of properties owned, the performance of those properties, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses. Cash inflows related to a net loss adjusted for non-cash items of approximately $2.0 million (net loss of $0.8 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets, amortization of deferred financing costs, amortization of mortgage premiums and equity-based compensation of $2.8 million), a decrease in prepaid expenses and other assets of $0.5 million due to tenant receivables and prepaid expenses, an increase in accounts payable and accrued expenses of $0.8 million related to legal fees and related party expense reimbursements and an increase of $0.1 million in deferred rent. These cash inflows offset against cash outflows of $0.1 million related to an increase in straight-line rent receivables.
The net cash used in investing activities during the six months ended June 30, 2017 of approximately $44,000 related to capital expenditures.
Net cash used in financing activities of $5.9 million during the six months ended June 30, 2017 consisted primarily of repurchases of our common stock of $1.9 million, distributions to stockholders of $4.0 million, principal payments made on mortgage notes payable of approximately $0.1 million and distributions paid to non-controlling interest holders of approximately $15,000.
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
We believe that the net cash proceeds generated by the Asset Sale will be sufficient to pay our expenses, including the expenses of liquidating, and to satisfy our liabilities and obligations. The Initial Liquidating Distribution $109.6 million, or $15.75 per share of the Company's common stock, as of December 31, 2017 was made in January 2018. We may also pay additional periodic liquidating distributions. As of June 30, 2018, we have $12.6 million in cash and $4.0 million in restricted cash, representing the Escrow Amount. During the three months ended June 30, 2018, restricted cash decreased by $2.0 million when a portion of the Escrow Amount was released in accordance with the terms of the Purchase Agreement.
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
Loan Obligations
There were no loan obligations as of June 30, 2018.
Contractual Obligations
As of June 30, 2018, we have no principal or interest on mortgage payments due and no contractual future lease rental payments.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As of June 30, 2018 the Company is not exposed to market risks for any amounts included in the statement of net assets under the liquidation basis of accounting.
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
Changes in Internal Control Over Financial Reporting
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
Unregistered Sales of Equity Securities
We did not sell any equity securities that were not registered under the Securities Act during the three and six months ended June 30, 2018.
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
There were no purchases of our equity securities during the three and six months ended June 30, 2018.
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
The following table reflects the offering costs associated with the issuance of common stock:

Period from April 24, 2014 (date of inception) to
(In thousands)	June 30, 2018
Selling commissions and dealer manager fees	$14,368
Other offering costs (1)	7,071
Total offering costs	$21,439
_______________

(1)	Includes $3.8 million of other offering costs that are in excess of the limitation of 2.0% of gross proceeds received from the IPO, as described above.

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
As of June 30, 2018, we have incurred $21.4 million of cumulative offering costs in connection with registering and selling shares of our common stock. As of June 30, 2018, cumulative offering costs included $4.1 million of offering cost reimbursements incurred from the Advisor, Former Dealer Manager and other affiliates of AR Global, excluding commissions and dealer manager fees.
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
Katie P. Kurtz
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Dated: July 26, 2018

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101*
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Healthcare Trust III, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________
*     Filed herewith.