Form 10-Q
period 2018-09-30
American Realty Capital Healthcare Trust III, Inc.
filed 2018-10-26
CIK 1609234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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
(212) 415-6500
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of October 19, 2018, the registrant had 6,958,970 shares of common stock outstanding.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Consolidated Statements of Net Assets (Liquidation Basis) as of September 30, 2018 and December 31, 2017 (Unaudited)	3
Consolidated Statement of Changes in Net Assets (Liquidation Basis) for the Three and Nine Months Ended September 30, 2018 (Unaudited)	4
Consolidated Statements of Operations and Comprehensive Income (Going Concern Basis) for the Three and Nine Months Ended September 30, 2017 (Unaudited)	5
Consolidated Statement of Equity (Going Concern Basis) for the Nine Months Ended September 30, 2017 (Unaudited)	6
Consolidated Statements of Cash Flows (Going Concern Basis) for the Nine Months Ended September 30, 2017 (Unaudited)	7
Notes to Consolidated Financial Statements (Unaudited)	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.	24

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	28

Item 4. Controls and Procedures.	29

PART II — OTHER INFORMATION	30

Item 1. Legal Proceedings.	30

Item 1A. Risk Factors.	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.	30

Item 3. Defaults Upon Senior Securities.	31

Item 4. Mine Safety Disclosures.	31

Item 5. Other Information.	31

Item 6. Exhibits.	33

Signatures.	34

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
(In thousands)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash	$12,198	$120,472
Restricted cash	4,015	6,000
Due from related party	68	507
Prepaid expenses and other assets	141	134
Total assets	16,422	127,113

LIABILITIES
Distributions payable	—	109,605
Liability for estimated costs in excess of estimated receipts during liquidation	572	2,317
Accounts payable and accrued expenses	38	310
Total liabilities	610	112,232

COMMITMENTS AND CONTINGENCIES
Net assets in liquidation	$15,812	$14,881

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(Liquidation Basis)
(In thousands)

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Net Assets in liquidation, beginning of period	$15,201	$14,881
Changes in net assets in liquidation
Remeasurement of assets and liabilities	611	931
Changes in net assets in liquidation	611	931
Net Assets in liquidation, end of period	$15,812	$15,812

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

(Going Concern Basis)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Revenues:
Rental income	$2,277	$6,830
Operating expense reimbursements	651	1,950
Resident services and fee income	670	2,081
Total revenues	3,598	10,861

Expenses:
Property operating and maintenance	1,374	4,144
Operating fees to related party	15	42
Acquisition and transaction related	568	1,727
General and administrative	740	2,087
Depreciation and amortization	1,304	3,939
Total expenses	4,001	11,939
Operating income	(403)	(1,078)
Other income:
Interest expense	(46)	(139)
Total other expense	(46)	(139)
Loss before income taxes	(449)	(1,217)
Income tax benefit/(expense)	58	32
Net loss	(391)	(1,185)
Net loss attributable to non-controlling interests	(5)	(12)
Net loss attributable to stockholders	(396)	(1,197)
Comprehensive loss attributable to stockholders	$(396)	$(1,197)

Basic and diluted net loss per share	$(0.06)	$(0.17)
Distributions declared per share	$0.13	$0.91

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY
(Going Concern Basis)
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2016	6,978,303	$70	$150,109	$(20,621)	$129,558	$464	$130,022
Common stock issued through distribution reinvestment plan	60,495	1	1,436	—	1,437	—	1,437
Common stock repurchases	(82,494)	(1)	(1,879)	—	(1,880)	—	(1,880)
Share-based compensation	—	—	27	—	27	—	27
Distributions declared	—	—	—	(6,301)	(6,301)	(15)	(6,316)
Net income	—	—	—	(1,197)	(1,197)	12	(1,185)
Balance, September 30, 2017	6,956,304	$70	$149,693	$(28,119)	$121,644	$461	$122,105

The accompanying notes are an integral part of this unaudited consolidated financial statement.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Going Concern Basis)
(In thousands)
(Unaudited)

Nine Months Ended September 30, 2017
Cash flows from operating activities:
Net loss	$(1,185)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,939
Amortization of deferred financing costs	22
Amortization of mortgage premium	(32)
Amortization of market lease and other intangibles	154
Share-based compensation	27
Changes in assets and liabilities:
Straight-line rent receivable	(150)
Prepaid expenses and other assets	318
Accounts payable and accrued expenses	1,422
Deferred rent	(19)
Net cash provided by operating activities	4,496
Cash flows from investing activities:
Capital expenditures	(62)
Net cash used in investing activities	(62)
Cash flows from financing activities:
Payments on mortgage note payable	(75)
Common stock repurchases	(1,880)
Distributions paid	(5,788)
Distributions to non-controlling interest holders	(15)
Net cash used in financing activities	(7,758)
Net change in cash and restricted cash	(3,324)
Cash and restricted cash, beginning of period	16,408
Cash and restricted, end of period	$13,084

Supplemental disclosure of cash flow information:
Cash paid for interest	$150
Cash paid for income taxes	155

Non-cash investing and financing activities:
Payable and accrued offering costs	$228
Common stock issued through distribution reinvestment plan	1,437

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Note 1 — Organization
American Realty Capital Healthcare Trust III, Inc. (including, as required by context, American Realty Capital Healthcare III Operating Partnership, L.P. (the “OP”) and its subsidiaries, the “Company”) was incorporated on April 24, 2014 as a Maryland corporation that elected and qualified to be taxed as a real estate investment trust for U.S. federal income tax purposes (“REIT”) beginning with its taxable year ended December 31, 2015. The Company was formed to primarily acquire a diversified portfolio of healthcare-related assets, including medical office buildings (“MOB”), seniors housing communities and other healthcare-related facilities, for investment purposes. The Company purchased its first property and commenced real estate operations in March 2015.
On August 20, 2014, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts” basis of up to 125.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, for total gross proceeds of up to $3.1 billion plus up to 26.3 million shares of common stock available pursuant to a distribution reinvestment plan (the “DRIP”). On February 11, 2015, the Company received and accepted aggregate subscriptions in excess of the minimum offering amount for the IPO of $2.0 million in shares of common stock, broke general escrow and issued shares to its initial investors, who were admitted as stockholders of the Company. The IPO lapsed in accordance with its terms in August 2016.
Substantially all of the Company’s business is conducted through the OP. The Company has no employees. American Realty Capital Healthcare III Advisors, LLC (the “Advisor”) has been retained to manage the Company’s affairs on a day-to-day basis. The Company also has retained American Realty Capital Healthcare III Properties, LLC (the “Property Manager”) to serve as the Company’s property manager. The Advisor and the Property Manager are under common control with AR Global Investments, LLC (the successor business to AR Capital, LLC, “AR Global”), the parent of the Company’s sponsor, as a result of which they are related parties, and each have received or will receive compensation, fees and other expense reimbursements from the Company for services related to managing the Company’s business. The Advisor, the Property Manager and Realty Capital Securities (the “Former Dealer Manager”) have received or will receive fees during the Company’s offering, acquisition, operational and liquidation stages.
On June 16, 2017, the Company entered into a purchase agreement (the “Purchase Agreement”) to sell substantially all of its assets to Healthcare Trust, Inc. (“HTI”). HTI is sponsored and advised by affiliates of the Advisor. In connection with the Purchase Agreement, the Company’s board of directors also approved a plan of liquidation and dissolution of the Company (the “Plan of Liquidation”). The transactions contemplated by the Purchase Agreement (the “Asset Sale”) and the Plan of Liquidation were approved by the Company’s stockholders during the Company’s 2017 annual meeting of stockholders (the “Annual Meeting”) on December 21, 2017. On December 22, 2017 (the “Closing Date”), the Asset Sale closed (the “Closing”). For additional information, see Note 2 — Purchase Agreement and Plan of Liquidation.
In connection with the Purchase Agreement, the Company entered into a letter agreement on the same date (as amended on September 28, 2017, the “Letter Agreement”) governing, if the Asset Sale closed, the fees and expenses that had become or would become payable by and to the Advisor and its affiliates, on the one hand, and the Company, on the other hand. Pursuant to the Letter Agreement, the Advisor and the Property Manager paid, tendered, waived or assumed certain fees, expenses and obligations, as applicable, as partial satisfaction of the amounts related to expense reimbursements or fees previously paid by the Company to the Advisor and its affiliates, and no other amounts will be payable to the Advisor following the Closing although the Advisor has agreed to continue to provide the Company with services required to implement the Plan of Liquidation.
Pursuant to the Plan of Liquidation, the Company is authorized to sell its assets and distribute the net proceeds to its stockholders after payment of all of the Company’s liabilities. The approval of the Plan of Liquidation by the Company’s stockholders caused the Company’s basis of accounting to change from the going-concern basis to the liquidation basis of accounting, which requires the Company’s assets to be measured at the estimated amounts of consideration the entity expects to collect in settling and disposing of its assets and liabilities. Liabilities are measured at the estimated amounts at which they are expected to be settled.
The Company intends to wind up its affairs and distribute its assets, which consist primarily of cash after satisfying its liabilities, to the holders of the Company’s common stock in accordance with the Plan of Liquidation.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Because the Company has sold all of its real estate assets in accordance with the Asset Sale and Plan of Liquidation, the Company no longer expects to generate gross income that will qualify for the 75% REIT income test. If this is the case, the Company will fail to qualify as a REIT and will be treated as a corporation for federal income tax purposes in 2018. However, as the Company expects to generate net tax losses in 2018, there should be no income tax expense to record.  Additionally, any provision for deferred tax assets generated by such net operating losses will have a corresponding valuation allowance recorded against it as the Company does not expect to recognize the future benefit of any such deferred tax assets.
Note 2 — Purchase Agreement and Plan of Liquidation
Purchase Agreement
On June 16, 2017, the Company entered into the Purchase Agreement with HTI. HTI is sponsored and advised by affiliates of the Advisor. Pursuant to the Purchase Agreement and for a purchase price of $120.0 million (the “Purchase Price”), HTI, Healthcare Trust Operating Partnership, L.P. (“HTI OP”), and ARHC TRS Holdco II, LLC (“HTI Holdco”) agreed to purchase membership interests in the Company’s indirect subsidiaries that collectively owned all 19 properties of the Company. The properties comprise substantially all of the Company’s assets.
The Purchase Price was subject to customary prorations and closing adjustments in accordance with the terms of the Purchase Agreement and was paid on the Closing Date less $4.9 million, the principal amount of the loan secured by the Company’s Philip Center property (the “Philip Center Loan”). The Philip Center Loan was assumed by HTI.
HTI deposited $6.0 million (the “Escrow Amount”) of the Purchase Price payable into an escrow account for the benefit of the Company on the Closing Date, and this amount, less any amounts paid or reserved for pending or unsatisfied indemnification claims of HTI made pursuant to the Purchase Agreement, will be released in installments thereafter over a period of 14 months following the Closing Date. During the nine months ended September 30, 2018, $2.0 million of the escrow was released representing the first of three installments.
The Purchase Agreement contains a number of customary representations and warranties for transactions of this type made by HTI, HTI OP and HTI Holdco (the “Purchaser Parties”), on the one hand, and the Company, the OP and HT III Holdco (the “Seller Parties”), on the other hand. The representations and warranties were made by the parties as of the date of the Purchase Agreement and generally survive (along with related indemnification obligations described below) for a period of 14 months following the Closing Date. Certain of these representations and warranties are subject to specified exceptions and qualifications contained in the Purchase Agreement and are qualified by the disclosure letters delivered in connection therewith.
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
Plan of Liquidation
Pursuant to the Plan of Liquidation, the Company will be required to pay or provide for its liabilities and expenses, distribute the remaining proceeds of the liquidation of the Company’s assets to its stockholders, wind up the Company’s operations, and dissolve. The Company’s common stock is registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). While implementing the Plan of Liquidation, the Company will remain subject to the reporting requirements under the Exchange Act. The Company may seek relief from the United States Securities and Exchange Commission (the “SEC”) from these reporting requirements after the Company files its articles of dissolution, but there can be no assurance that this relief will be granted.
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
September 30, 2018
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
The Plan of Liquidation requires the Company to use commercially reasonable efforts to liquidate and dissolve the Company and to distribute all of the Company’s net assets to the holders of outstanding shares of common stock no later than the second anniversary of the effective date of the Plan of Liquidation. The Plan of Liquidation also provides, however, that this final distribution will not occur earlier than the end of the 14-month survival period of the representations and warranties under the Purchase Agreement and will not occur prior to final resolution of any unsatisfied indemnification claims or other claims that are first made prior to the end of that period. The Escrow Amount, less any amounts paid or reserved for pending or unsatisfied indemnification claims of HTI made pursuant to the Purchase Agreement, will be released in installments thereafter over a period of 14 months following the Closing Date. To date, no indemnification claims have been made under the Purchase Agreement, and we expect we will make a final distribution of our remaining cash and complete our liquidation and dissolution shortly after the final portion of the Escrow Amount is released.
Liquidating Procedures
Under the Plan of Liquidation, the board of directors, or the trustees of the liquidating trust, has the authority to interpret the provisions of the Plan of Liquidation and to take any further actions, to obtain additional insurance, and to execute any agreements, conveyances, assignments, transfers, certificates and other documents, as may in their judgment be necessary or desirable in order to wind up expeditiously the affairs of the Company, the OP and their respective subsidiaries and complete the liquidation. The Company will not engage in any business activities, except to the extent necessary to preserve the value of the Company’s assets, wind up the Company’s business, pay or establish a reserve fund for the Company’s debts and distribute the Company’s assets to its stockholders, in accordance with the Charter, the Company’s bylaws and the Plan of Liquidation. The Company’s board of directors may authorize the Company to establish a reserve fund out of which to pay costs arising from any known or unknown or contingent liabilities or obligations. If a reserve fund is established, the Company would expect a final liquidating distribution to be made once the Company or the manager of the fund determines that no further claims are likely to be made upon the fund. This determination could be made, for example, within the months following the expiration of the fourteen-month indemnification period under the Purchase Agreement or, later, upon the expiration of the time periods specified in the statutes of limitations applicable to the type of claims that may be made against the fund. In some cases, the statutes of limitation that may impact the Company will not expire for three years after the Closing Date. Although none of the Company’s remaining liabilities and obligations are expected to be significant, the Company’s board of directors intends to review the Company’s known liabilities and obligations and determine whether a reserve fund is necessary on an ongoing basis. In the event that the Company’s board of directors determines to pay liquidating distributions prior to the expiration of all applicable statute of limitations periods under all scenarios, the Company’s stockholders (under some circumstances) may be liable for the return of their pro rata share of any unpaid (or unreserved for) liabilities or obligations to the extent of the liquidating distributions that were distributed to them. However, a stockholder will not be liable to disgorge distributions paid by dividend by the Company prior to liquidation. The Company’s board of directors anticipates that by the end of 2018, the Company will not have any known continuing obligations other than tax and other reporting requirements and will endeavor to have insurance in place for any claims arising for matters occurring during the Company’s operating period to cover any known or unknown liabilities or obligations. If a reserve fund is created, the final payout of the fund’s assets remaining after payment of claims against the fund to the Company’s stockholders will not occur until determined by the Company’s board of directors.
The actual amount and timing of liquidating distributions to the Company’s stockholders will be determined by the Company’s board of directors in its discretion. If you transfer your shares before the Company pays liquidating distributions, you will not have the right to receive liquidating distributions.
Liquidating Distributions
The initial liquidating distribution of $15.75 per share of the Company’s common stock (the “Initial Liquidating Distribution”), pursuant to the Company’s previously announced Plan of Liquidation, was accrued in the Consolidated Statement of Net Assets as of December 31, 2017. The Initial Liquidating Distribution represented proceeds from the Asset Sale. This Initial Liquidating Distribution was paid on January 5, 2018 to stockholders of record as of December 22, 2017.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Net Assets in Liquidation Value per Share of Common Stock
The following table calculates our net assets in liquidation value per share of common stock as of September 30, 2018:

September 30, 2018
Net Assets in Liquidation (in thousands)	$15,812
Shares of Common Stock Outstanding	6,958,970
Net Assets in Liquidation Value per Share of Common Stock	$2.27
The Company’s net assets in liquidation value per share of common stock was $2.27 as of September 30, 2018 which represents the Company’s current estimate of net liquidation proceeds that ultimately will be available for distribution to the Company’s stockholders pursuant to the Plan of Liquidation. The Company’s net assets in liquidation value per share of common stock is based on certain assumptions and estimates and may not reflect the amount that the Company’s stockholders will receive in the Plan of Liquidation. During the course of liquidating and dissolving, the Company may incur unanticipated expenses and liabilities all of which are likely to reduce the cash available for distribution to the Company’s stockholders. There can be no guarantee as to the exact amount of net liquidation proceeds that ultimately will be available for distribution to the Company’s stockholders pursuant to the Plan of Liquidation, and the final amount available for distribution may vary materially from the Company’s current estimate.
Liquidating Trust
If the Company’s board of directors decides it would not be feasible for the Company to pay, or adequately provide for, all debts and liabilities of the Company (including costs and expenses incurred and anticipated to be incurred in connection with the liquidation of the Company) at the time the final distribution is to be paid, the Company’s board of directors may establish a liquidating trust and the Company may transfer its remaining assets and liabilities to a liquidating trust. The liquidating trust will be created under the laws of the State of Maryland or such other jurisdiction as the Company’s board of directors deems advisable and will receive all of the Company’s and the OP’s assets and their respective subsidiaries of every sort whatsoever, including assets, claims, contingent claims and causes of action, subject to all of their unsatisfied debts, liabilities and expenses, known or unknown, contingent or otherwise. The Company may also create a liquidating trust prior to that time in order to avoid the costs of operating as a public company, or if the Company’s board of directors determines that it is otherwise appropriate to do so. If the Company’s assets have not been distributed within the 24-month period and the Company remains qualified as a REIT, it will be necessary to create a liquidating trust for the Company to be eligible to deduct amounts distributed pursuant to the Plan of Liquidation as dividends paid and thereby meet the annual distribution requirement and not be subject to U.S. federal income tax on these amounts.
From and after the date of transfer and assignment of assets (subject to liabilities) to the liquidating trust, the Company, the OP and their respective subsidiaries will have no interest of any character in and to any assets and all of the assets will thereafter be held by the liquidating trust. Shares of beneficial interests in the liquidating trust will not be transferrable (except by will, intestate succession or operation of law). Therefore, the recipients of interests in the liquidating trust will not realize any value from these interests unless and until the liquidating trust distributes cash or other assets to them, which will be solely in the discretion of the trustees. The initial trustees of the liquidating trust will be designated by the Company’s board of directors.
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Approval of the Plan of Liquidation also constituted the approval by the Company’s stockholders of the transfer and assignment to the liquidating trust, the form and substance of the liquidating trust agreement as approved by the Company’s board of directors and the appointment of the liquidating trust’s trustees selected by the Company’s board of directors.
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
Common Stock
The Company currently intends to close its stock transfer books on the dissolution date and at that time cease recording stock transfers. The Company’s common stock is not listed on a national securities exchange but is registered under the Exchange Act. In connection with implementing the Plan of Liquidation, immediately prior to the transfer to the liquidating trust, or at such other time as the Company’s board of directors considers appropriate, the Company will file a Form 15 (or take other appropriate action) to terminate the registration of the Company’s common stock under the Exchange Act.
Note 3 — Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the quarter ended September 30, 2018 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2017, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2018. There have been no significant changes to the Company’s significant accounting policies during the quarter ended September 30, 2018.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company, the OP and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity (“VIE”) for which the Company is the primary beneficiary. The Company has determined the OP is a VIE of which the Company is the primary beneficiary. Substantially all of the Company’s assets and liabilities are held by the OP.
Basis of Presentation
On December 21, 2017, the Company’s stockholders approved the Plan of Liquidation and the Asset Sale at the 2017 annual meeting of stockholders. As a result of the stockholders’ approval of the Plan of Liquidation, the Company adopted Liquidation Basis of Accounting as of December 21, 2017 and for the subsequent periods in accordance with GAAP.
Pre Plan of Liquidation
All financial results and disclosures for the three and nine months ended September 30, 2017, which was completed prior to the Company adopting the Liquidation Basis of Accounting, are presented on a going concern basis (“Going Concern Basis”), which contemplated the realization of assets and liabilities in the normal course of business. As a result, the Consolidated Statement

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

of Operations and Comprehensive Income, the Consolidated Statement of Equity, and the Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2017 are presented on a Going Concern Basis. For a discussion of significant accounting polices applicable to the going concern financial statements, see the Company’s 2017 Annual Report on Form 10-K.
Post Plan of Liquidation
As a result of the approval of the Plan of Liquidation by the Company’s shareholders, the Company has adopted the liquidation basis of accounting as of December 21, 2017 and for the subsequent periods in accordance with GAAP. The Consolidated Statements of Net Assets, presented as of September 30, 2018 and December 31, 2017, and the Consolidated Statement of Changes in Net Assets, presented for the three and nine months ended September 30, 2018, are presented using the Liquidation Basis of Accounting.
The Consolidated Statements of Net Assets presents the estimated amount of net assets that the Company expects to be available for distribution at the end of its Plan of Liquidation. Accordingly, as of September 30, 2018 and December 31, 2017 the Company’s net assets are presented at estimated net realizable value, or liquidation value, which represents the estimated amount of cash that the Company expects to collect on disposal of assets as it carries out the Plan of Liquidation. The liquidation value of the Company’s assets is presented on an undiscounted basis. Liabilities are carried at their contractual amounts due or estimated settlement amounts.
The Consolidated Statement of Changes in Net Assets reflects changes in net assets in liquidation for the three and nine months ended September 30, 2018, as further described below.
The Company accrues costs and income that it expects to incur and earn through the end of liquidation to the extent it has a reasonable basis for estimation. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets. The Company currently estimates that it will have costs in excess of estimated receipts during the liquidation. These amounts can vary significantly due to, among other things, the timing and estimates for the amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of operations. These costs are estimated and are anticipated to be paid out over the liquidation period. See Note 4 — Liability for Estimated Costs During Liquidation for further discussion. Actual costs incurred but unpaid as of September 30, 2018 are included in accounts payable and accrued expenses on the Consolidated Statements of Net Assets.
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
Note 4 — Liability for Estimated Costs During Liquidation
The Liquidation Basis of Accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the Plan of Liquidation. The Company currently estimates that it will have costs in excess of estimated receipts during the liquidation. These amounts can vary significantly due to, among other things, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of operations. These costs are estimated and are anticipated to be paid out over the liquidation period but there is no assurance about the amount or timing of these costs. The Plan of Liquidation provides that the final distribution will not occur earlier than the end of the 14-month survival period of the representations and warranties under the Purchase Agreement and will not occur prior to final resolution of any unsatisfied indemnification claims or other claims that are first made prior to the end of that period. The Escrow Amount, less any amounts paid or reserved for pending or unsatisfied indemnification claims of HTI made pursuant to the Purchase Agreement, will be released in installments thereafter over a period of 14 months following the Closing Date. To date, no indemnification claims have been made under the Purchase Agreement, and we expect we will make a final distribution of our remaining cash and complete our liquidation and dissolution shortly after the final portion of the Escrow Amount is released.
As of September 30, 2018, the Company accrued the following estimated costs and receipts which are estimated to be incurred or earned during liquidation:

(In thousands)	Amount
Liability for estimated costs in excess of estimated receipts during liquidation (1)	$572
(1) Represents general and administrative expenses.
The liability for estimated costs during liquidation changed during the nine months ended September 30, 2018 due to a net change in working capital of approximately $0.9 million and a remeasurement of liabilities of approximately $0.8 million. The

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

net change in working capital is primarily driven by two factors. First, estimated costs and receipts become actual costs and receipts as invoices and payments are received from the Company’s vendors and counterparties. Second, the liability is adjusted accordingly if such invoices and payments differ from the Company’s then-current estimate. Furthermore, as invoices and payments are received, any associated liability is re-classed from Liability for estimated costs in excess of estimated receipts during liquidation to other financial statement line items on the Consolidated Statements of Net Assets.
Note 5 — Real Estate Investments
The Company did not own any properties as of September 30, 2018 and December 31, 2017.
The following table discloses amounts recognized within the consolidated statements of operations and comprehensive income (Going Concern Basis) related to amortization of in-place lease assets, amortization and accretion of above- and below-market lease assets and liabilities, net and the accretion of above-market ground leases, for the period presented:

(In thousands)	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Amortization of in-place leases(1)	$587	$1,790
Amortization (accretion) of above- and below-market leases, net(2)	$55	$166
Accretion of above-market ground leases(3)	$(4)	$(12)
_______________

(1)	Reflected within depreciation and amortization expense

(2)	Reflected within rental income

(3)	Reflected within property operating and maintenance expense
Note 6 — Common Stock
The Company had approximately 7.0 million shares of common stock outstanding, including shares issued pursuant to the DRIP, as of September 30, 2018 and December 31, 2017. The Company had received total proceeds, net of shares repurchased under the share repurchase program (“SRP”), of $171.1 million as of September 30, 2018 and December 31, 2017.
The Company paid distributions on a monthly basis to stockholders of record at a rate equivalent to $1.56 per annum, per share of common stock, beginning on March 15, 2015. Distributions were payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. On July 18, 2017, in light of the Asset Sale and Plan of Liquidation, which was pending at that time, the Company’s board of directors determined that the Company would cease declaring and paying regular distributions to its stockholders following the distributions to stockholders of record with respect to each day during the month of July 2017. The Initial Liquidating Distribution of $15.75 per share of the Company’s common stock, pursuant to the Plan of Liquidation, was paid on January 5, 2018 to stockholders of record at the close of business on December 22, 2017. The Initial Liquidating Distribution represented proceeds from the Asset Sale.
Share Repurchase Program
On June 16, 2017, in furtherance of the Asset Sale, the board of directors of the Company suspended the SRP indefinitely and, as authorized by the terms of the SRP, to reject any repurchase requests that the Company had received or will receive during calendar year 2017. The suspension of the SRP became effective as of July 19, 2017.
The Company’s board of directors had adopted the SRP, which enabled stockholders to sell their shares to the Company in limited circumstances. The SRP permitted investors to sell their shares back to the Company after they had held them for at least one year, subject to significant conditions and limitations.
In connection with the Asset Sale and Plan of Liquidation, on December 21, 2017 the Company’s board of directors terminated the SRP which became effective on December 27, 2017. No shares were repurchased in connection with requests made during 2017.
Distribution Reinvestment Plan
The DRIP was suspended in April 2017 in connection with the execution of the Purchase Agreement. In connection with the Asset Sale and Plan of Liquidation, on December 21, 2017 the Company’s board of directors terminated the DRIP, which became effective on January 5, 2018.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Pursuant to the DRIP, stockholders were able to elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions were paid with respect to shares purchased under the DRIP. The shares purchased pursuant to the DRIP have the same rights and are treated in the same manner as the shares issued pursuant to the IPO. The Company’s board of directors designated that certain cash or other distributions be excluded from reinvestment pursuant to the DRIP. On June 29, 2016, the board of directors of the Company amended the DRIP such that any amendment, suspension or termination of the DRIP became effective immediately upon (i) the Company’s public announcement of such amendment, suspension or termination and (ii) the Company’s mailing of a notice regarding the amendment, suspension or termination to each DRIP participant. Shares issued under the DRIP were recorded to equity in the accompanying consolidated balance sheets in the period distributions were declared.
During the nine months ended September 30, 2017, the Company issued approximately 60,000 shares of common stock pursuant to the DRIP, generating aggregate proceeds of $1.4 million.
Note 7 — Related Party Transactions and Arrangements
As of September 30, 2018 and December 31, 2017, American Realty Capital Healthcare III Special Limited Partnership, LLC (the “Special Limited Partner”), an entity controlled by AR Global, owned 8,888 shares of the Company’s outstanding common stock. As of September 30, 2018 and December 31, 2017, the Company had receivables of $68,000 and $0.5 million from related parties, respectively. The receivable as of September 30, 2018 was due from HTI. The receivable as of December 31, 2017 consisted of $0.3 million due from AR Global, pursuant to the Letter Agreement, and $0.2 million due from HTI.
The Former Dealer Manager served as the dealer manager of the IPO. SK Research, LLC (“SK Research”) and American National Stock Transfer, LLC (“ANST”), both subsidiaries of the parent company of the Former Dealer Manager, provided other general professional services through December 2015 and January 2016, respectively. RCS Capital Corporation (“RCAP”), which became the parent company of the Former Dealer Manager in December 2012, and certain of its affiliates that provided us with services, filed for Chapter 11 bankruptcy protection in January 2016. In May 2016, RCAP and its affiliated debtors emerged from bankruptcy under the new name Aretec Group, Inc. On March 8, 2017, the creditor trust established in connection with the RCAP bankruptcy filed suit against AR Capital LLC, AR Global, the Advisor, advisors of other entities sponsored by AR Global, and AR Global’s principals (including Mr. Weil, the executive chairman of the Company's board of directors), and RCAP Holdings, LLC. The suit alleges, among other things, certain breaches of duties to RCAP. The Company is not a defendant in the suit, nor are there allegations that the Advisor engaged in any wrongful conduct. On May 26, 2017, the defendants moved to dismiss. On November 30, 2017, the court issued an opinion partially granting the defendants’ motion to dismiss. On December 7, 2017, the creditor trust moved for limited reargument of the court’s partial dismissal of its breach of fiduciary duty claim, and on January 10, 2018, the defendants filed a supplemental motion to dismiss certain claims. On April 5, 2018, the court issued an opinion denying the creditor trust’s motion for reconsideration while partially granting the defendants’ supplemental motion to dismiss. The Advisor has informed the Company that it believes the suit is without merit and intends to defend against it vigorously.
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
AR Global Arrangements
In connection with the execution of the Purchase Agreement, the Company, the Advisor, the Property Manager and AR Global, as guarantor, entered into the Letter Agreement, pursuant to which, subject to the completion of the Asset Sale, the parties resolved matters related to expense reimbursements or fees previously paid by the Company to the Advisor and its affiliates (the “Excess Amount”) and made certain agreements with respect to all fees and other amounts that would be payable to the Advisor and its affiliates pursuant to the Company’s advisory agreement with the Advisor (the “Advisory Agreement”), the Company’s property management agreement with the Property Manager (the “Property Management Agreement”) and the limited partnership agreement of the OP (the “LPA”).

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

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

The parties have agreed, as partial satisfaction of the Excess Amount, that the Advisor and Property Manager, as applicable, will:

•
surrender 83,018 limited partnership units of the OP designated as “Class B Units” (the “Class B Units”) previously issued to the Advisor and the additional 12,624 Class B Units issued in November 2017 with respect to the quarter ended September 30, 2017 in accordance with the terms of the Advisory Agreement and the LPA, with the value of the Class B Units so surrendered calculated in accordance with the Letter Agreement, at the fair market value thereof as reasonably determined by the Company’s board of directors as of the Closing Date, which per-unit amount will be based on the per-share value as implied from the Purchase Agreement;

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

•
waive amounts that would have been payable to the Advisor by the Company in accordance with the terms of the Advisory Agreement and the LPA (as amended by the contemplated amendments to the Advisory Agreement and the LPA (the “Contemplated Amendments”), which were required in accordance with the Letter Agreement and became effective as Closing, with respect to cash asset management and oversight fees for the period commencing October 1, 2017 and ending on the Closing Date; and

•	waive fees valued at approximately $24,000 potentially payable by the Company to one of the subsidiaries of RCAP in addition to the Disputed Amount.
In connection with the Closing and pursuant to the Letter Agreement, the Advisor surrendered 95,642 Class B Units and the independent directors on the Company’s board of directors established the value of these Class B Units as $1.7 million in the aggregate ($17.64 per Class B Unit) consistent with the initial estimated per-share NAV (“Estimated Per-Share NAV”) published by the Company in July 2017. The aggregate value of the Class B Units reduced the total amount otherwise due and payable by

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

the Advisor to the Company following the Closing in accordance with the terms of the Letter Agreement. This total amount of $0.6 million was payable in two equal installments, the first of which was paid in December 2017 and the second of which was, pursuant to authorization by the independent members of the Company’s board of directors, paid in September 2018. The Letter Agreement would have been null and void if the Purchase Agreement had been terminated. Other than as contemplated by the Letter Agreement, following the Closing, no fees or other amounts are or will become due or otherwise payable under the Advisory Agreement, the Property Management Agreement, the LPA or any other agreement between the Company and the Advisor and its affiliates.
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
Fees and Participations Paid in Connection With the Operations of the Company
Prior to the Closing, the Advisor received an acquisition fee of 1.5% of the contract purchase price of each property acquired and 1.5% of the amount advanced for a loan or other investment. The Advisor was also reimbursed for services provided for which it incurred investment-related expense, or insourced expenses. Such insourced expenses could not exceed 0.5% of the contract purchase price of each acquired property and 0.5% of the amount advanced for a loan or other investment. Additionally, the Company reimbursed the Advisor for third party acquisition expenses. The Company also reimbursed the Advisor for legal expenses it or its affiliates incurred in connection with the selection, evaluation and acquisition of assets, in an amount not to exceed 0.1% of the contract purchase price of each property or 0.1% of the amount advanced for each loan or other investment. Once the proceeds from the IPO were fully invested, the aggregate amount of acquisition fees and any financing coordination fees (as described below) for any new acquisitions could not exceed 2.0% of the contract purchase price and the amount advanced for a loan or other investment for all the assets acquired. In no event could the total of all acquisition fees, acquisition expenses and any financing coordination fees payable with respect to a particular investment exceed 4.5% of the contract purchase price of the Company’s portfolio to be measured at the close of the acquisition phase or 4.5% of the amount advanced for all loans or other investments.
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
The Advisor manages the Company’s day-to-day operations. Since the Company’s inception, in lieu of paying the Advisor in cash for its asset management services, the Company has compensated the Advisor by causing the OP to issue Class B Units to the Advisor (subject to periodic approval by the Company’s board of directors). The Class B Units were surrendered as part of the partial satisfaction of the Excess Amount pursuant to the Letter Agreement.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

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
Prior to the Closing, unless the Company contracted with a third party, the Company paid the Property Manager a property management fee of 1.5% of gross revenues from the Company’s single-tenant net leased properties and 2.5% of gross revenues from all other types of properties. The Company also reimbursed the Property Manager for property level expenses. If the Company contracted directly with third parties for such services, the Company paid them customary market fees and would have paid the Property Manager an oversight fee of up to 1.0% of the gross revenues of the property managed. In no event could the Property Manager or any affiliates of the Property Manager be entitled to an oversight fee if any third party receives market fees greater than the property management fee, as explained above. Further, in no event could the Company pay the Property Manager or any affiliates of the Property Manager both a property management fee and an oversight fee with respect to any particular property. Property management fees are recorded to operating fees to related party in the accompanying consolidated statements of operations and comprehensive loss.
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
The following table details amounts incurred, forgiven and payable or receivable in connection with the Company’s operations-related services described above as of and for the period presented:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2017	2018	2017	Receivable as of
(In thousands)	Incurred (1)	Incurred (1)	Incurred (1)	September 30, 2018		December 31, 2017
One-time fees and reimbursements:
Letter agreement	$—	$—	$—	$—		$(311)
Due from Healthcare Trust, Inc.	—	—	—	(68)	(2)	(196)
Ongoing fees and reimbursements:
Property management fees	15	—	42	—		—
Professional fees and reimbursements	326	5	706	—		—
Distributions on Class B Units	31	—	75	—		—
Total related party operating fees and reimbursements	$372	$5	$823	$(68)		$(507)

(1) There were no fees or reimbursements forgiven during the three and nine months ended September 30, 2018 or 2017.
(2) On December 22, 2017 substantially all the assets of the Company were purchased by HTI. Certain proration estimates were included within the Closing. The Purchase Agreement calls for subsequent purchase price adjustments. The Company had a $68,000 net receivable from HTI included on its Consolidated Statement of Net Assets as of September 30, 2018.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Prior to the Closing, the Company reimbursed the Advisor’s costs of providing administrative services, subject to the limitation that the Company would not reimburse the Advisor for any amount by which the Company’s operating expenses at the end of the four preceding fiscal quarters exceeded the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt, impairments or other similar non-cash expenses and excluding any gain from the sale of assets for that period (the “2%/25% Limitation”), unless the Company’s independent directors determined that such excess was justified based on unusual and nonrecurring factors which they deem sufficient, in which case the excess amount may have been reimbursed to the Advisor in subsequent periods. Additionally, the Company would reimburse the Advisor for personnel costs in connection with other services during the operational stage; however, the Company would not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees, acquisition expense reimbursements or real estate commissions or for persons serving as executive officers of the Company. No reimbursement was incurred from the Advisor for providing such services during the three and nine months ended September 30, 2018.
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
Note 9 — Share-Based Compensation
Restricted Share Plan
The Company has an employee and director incentive restricted share plan (the “RSP”), which provides for the automatic grant of 1,333 restricted shares to each of the independent directors, without any further action by the Company’s board of directors or the stockholders, after initial election to the Company’s board of directors and after each annual stockholder’s meeting. These restricted shares vest annually over a five-year period, in increments of 20.0% per annum, beginning with the one year anniversary of initial election to the Company’s board of directors and the date of the next annual meeting, respectively. The RSP provides the Company with the ability to grant awards of restricted shares to the Company’s directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The total number of shares of common stock granted as awards under the RSP may not exceed 5.0% of the Company’s outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 6.3 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock shall be subject to the same restrictions as the underlying restricted shares.
As of September 30, 2018, there were no unvested restricted shares. All 7,464 outstanding restricted shares held by the Company’s independent directors vested upon consummation of the Asset Sale. The fair value of the restricted shares was expensed on a straight-line basis over the service period of five years. Compensation expense related to restricted shares was approximately $9,000 and $27,000 for the three and nine months ended September 30, 2017. Compensation expense related to restricted shares was recorded as general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss.
Note 10 — Non-controlling Interests
The Company is the sole general partner and holds substantially all of the units of limited partnership interests in the OP (“OP Units”). As of September 30, 2018 and December 31, 2017, the Advisor held 90 OP Units, which represents a nominal percentage of the aggregate OP ownership.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

After holding the OP Units for a period of one year, or such lesser time as determined by the Company in its sole and absolute discretion, a holder of OP Units has the right to convert OP Units for the cash value of a corresponding number of shares of the Company’s common stock or, at the option of the OP, a corresponding number of shares of the Company’s common stock, as allowed by the LPA. This right has not been exercised for the 90 OP Units held by the Advisor as of September 30, 2018.
The remaining rights of a holder of OP Units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets. No distributions were paid to OP Unit holders during the three and nine months ended September 30, 2018 or 2017.
Note 11 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the three and nine months ended September 30, 2017:

(In thousands, except share and per share amounts)	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Computation of Basic Net Loss Per Share:
Net loss attributable to stockholders	$(396)	$(1,197)
Basic and diluted weighted average shares outstanding	6,951,111	6,948,884
Basic and diluted net loss per share	$(0.06)	$(0.17)
_______________

(1)	Weighted-average number of unvested restricted shares outstanding for the periods presented.
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

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Unvested restricted shares (1)	5,193	5,975
OP Units (2)	90	90
Class B Units (3)	78,381	64,340
Total weighted-average antidilutive common stock equivalents	83,664	70,405
_______________

(1)	Weighted average number of antidilutive unvested restricted shares outstanding for the periods presented. There were 4,798 unvested restricted shares outstanding as of September 30, 2017.

(2)	Weighted average number of antidilutive OP Units outstanding for the periods presented. There were 90 OP Units outstanding as of September 30, 2017.

(3)	Weighted average number of antidilutive Class B Units outstanding for the periods presented. There were 83,018 Class B Units outstanding as of September 30, 2017.
Note 12 — Segment Reporting
During the three and nine months ended September 30, 2017, the Company operated in three reportable business segments for management and internal financial reporting purposes: medical office buildings, one triple-net leased healthcare facility and one seniors housing — operating property.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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
The Company evaluated the performance of the combined properties in each segment based on net operating income (“NOI”). NOI is defined as total revenues, excluding contingent purchase price consideration, less property operating and maintenance expense. NOI excludes all other items of expense and income included in the financial statements in calculating net income (loss). The Company used NOI to assess and compare property level performance and to make decisions concerning the operation of the properties. The Company believes that NOI was useful as a performance measure because, when compared across periods, NOI reflected the impact on operations from trends in occupancy rates, rental rates, operating expenses and acquisition activity on an unleveraged basis, providing perspective not immediately apparent from net income (loss).
NOI excludes certain components from net income (loss) in order to provide results that are more closely related to a property’s results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. NOI presented by the Company may not be comparable to NOI reported by other REITs that define NOI differently. The Company believed that in order to facilitate a clear understanding of the Company’s operating results, NOI should be examined in conjunction with net income (loss) as presented in the Company’s consolidated financial statements. NOI was not be considered as an alternative to net income (loss) as an indication of the Company’s performance or to cash flows as a measure of the Company’s liquidity or ability to make distributions.

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

The following tables reconcile the segment activity to consolidated net loss for the three and nine months ended September 30, 2017:

	Three Months Ended September 30, 2017				Nine Months Ended September 30, 2017
(In thousands)	Medical Office Buildings	Triple-Net Leased Healthcare Facility	Seniors Housing — Operating Property	Consolidated	Medical Office Buildings	Triple-Net Leased Healthcare Facility	Seniors Housing — Operating Property	Consolidated
Revenues:
Rental income	$2,172	$105	$—	$2,277	$6,517	$313	$—	$6,830
Operating expense reimbursements	651	—	—	651	1,950	—	—	1,950
Resident services and fee income	—	—	670	670	—	—	2,081	2,081
Total revenues	2,823	105	670	3,598	8,467	313	2,081	10,861
Property operating and maintenance	806	81	487	1,374	2,438	266	1,440	4,144
NOI	$2,017	$24	$183	2,224	$6,029	$47	$641	6,717
Operating fees to related party				(15)				(42)
Acquisition and transaction related				(568)				(1,727)
General and administrative				(740)				(2,087)
Depreciation and amortization				(1,304)				(3,939)
Interest expense				(46)				(139)
Income tax benefit (expense)				58				32
Net income attributable to non-controlling interests				(5)				(12)
Net loss attributable to stockholders				$(396)				$(1,197)
The following table reconciles capital expenditures by reportable business segment for the periods presented:

(In thousands)	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Medical office buildings	$—	$—
Triple-net leased healthcare facility	—	—
Seniors housing — operating property	18	62
Total capital expenditures	$18	$62
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
September 30, 2018
(Unaudited)

Note 14 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements, except for the following:
Determination of September Revised Estimated Per-Share NAV
The Company expects that it will make a final distribution of its remaining cash and complete its liquidation and dissolution shortly after the final portion of the Escrow Amount is released. In connection with this Quarterly Report on Form 10-Q, the independent directors of the Board updated its Estimated Per-Share NAV. Specifically, on October 25, 2018, the independent directors who comprise a majority of the Board, with Edward M. Weil, Jr. abstaining, based on the recommendation of the Advisor, unanimously approved an Estimated Per-Share NAV as of September 30, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements of American Realty Capital Healthcare Trust III, Inc. and the notes thereto. As used herein, the terms the “Company,” “we,” “our” and “us” refer to American Realty Capital Healthcare Trust III, Inc., a Maryland corporation, including, as required by context, American Realty Capital Healthcare III Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the “OP,” and its subsidiaries. The Company is externally managed by American Realty Capital Healthcare III Advisors, LLC (our “Advisor”), a Delaware limited liability company. Capitalized terms used herein, but not otherwise defined, have the meaning ascribed to those terms in “Part I — Financial Information” included in the notes to the unaudited consolidated financial statements and contained herein.
Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of American Realty Capital Healthcare Trust III, Inc. (the “Company,” “we,” “our” and “us”) and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We cannot determine the amount or timing of any further liquidating distributions that will be paid to our stockholders pursuant to our plan of liquidation (the “Plan of Liquidation”).

•
All of our executive officers and certain directors are also officers, managers or holders of a direct or indirect controlling interest in the Advisor and other entities affiliated with AR Global Investments, LLC (the successor business to AR Capital, LLC, “AR Global”), the parent of our sponsor. As a result, our executive officers and certain directors, our Advisor and its affiliates face conflicts of interest.

•	In some circumstances, our stockholders could be held liable for amounts they received from us in connection with our dissolution.

•	No public market exists for shares of our common stock.

•	We are dependent on our Advisor to implement the Plan of Liquidation. Adverse changes in the financial condition of our Advisor or our relationship with our Advisor could adversely affect us.

•
We expect that we will fail to continue to qualify to be treated as a real estate investment trust for U.S. federal income tax purposes (“REIT”) for our 2018 tax year; however, because we expect to generate tax losses, the tax consequences of failing to qualify as a REIT should be minimal and is not expected to lower the amount of liquidating distributions to our stockholders.

•	Pursuing the Plan of Liquidation may increase the risk that we will be liable for U.S. federal income and excise taxes, which could reduce the amount of liquidating distributions.

Overview
We (including, as required by context, American Realty Capital Healthcare III Operating Partnership, L.P. (the “OP”) and its subsidiaries) were incorporated on April 24, 2014 as a Maryland corporation that elected and qualified to be taxed as a Real Estate Investment Trust (“REIT”) beginning with our taxable year ended December 31, 2015. We were formed to primarily acquire a diversified portfolio of healthcare-related assets including medical office buildings (“MOB”), seniors housing communities and other healthcare-related facilities. We purchased our first property and commenced real estate operations in March 2015. As of September 30, 2018 and December 31, 2017, we did not own any properties.
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
Beginning in late January 2016, our board of directors began receiving inquiries from potential bidders regarding possible strategic transactions. In order to review, examine and consider the range of strategic alternatives available to us, our board of directors initiated a strategic review process. On June 16, 2017, we entered into a purchase agreement (the “Purchase Agreement”) to sell substantially all of our assets to Healthcare Trust, Inc. (“HTI”) for a purchase price of $120.0 million (the “Purchase Price”). HTI is sponsored and advised by affiliates of the Advisor. In connection with its approval of the Purchase Agreement, our board of directors also approved our plan of liquidation (“the Plan of Liquidation”), which was subject to stockholder approval. Subsequently, on December 21, 2017, our stockholders approved the Plan of Liquidation and the closing of the transactions contemplated by the Purchase Agreement (the “Asset Sale”) at our 2017 annual meeting of stockholders. As a result of our stockholders’ approval of the Plan of Liquidation, we adopted Liquidation Basis of Accounting as of December 21, 2017.
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
On December 22, 2017, the Asset Sale closed (the “Closing”), and HTI paid us $108.4 million, representing the purchase price under the Purchase Agreement of $120.0 million, less, (i) $0.7 million, reflecting prorations and closing adjustments pursuant to the Purchase Agreement, (ii) $4.9 million, reflecting the outstanding principal amount of the loan secured by our Philip Center property which was assumed by HTI at the Closing in accordance with the Purchase Agreement, and (iii) $6.0 million deposited by HTI into an escrow account in accordance with the Purchase Agreement. The Escrow Amount, less any amounts paid or reserved for pending or unsatisfied indemnification claims that HTI may make pursuant to the Purchase Agreement, will be released to us in installments over a period of 14 months following the Closing of which $2.0 million of this amount had been released as of September 30, 2018. In addition, we incurred $1.3 million in closing and other transaction costs.
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
On July 18, 2017, the independent directors of the board of directors unanimously approved an estimated per-share net asset value of common stock as of July 18, 2017 equal to $17.64 based on 6,959,059 shares of common stock outstanding on a fully diluted basis (“July Estimated Per-Share NAV”). The July Estimated Per-Share NAV was based on an estimate, prepared by the Advisor, of the range of net proceeds from the Asset Sale that may be available to distribute to the Company’s stockholders in one or more liquidating distributions pursuant to the Plan of Liquidation.

In light of the Closing and the payment of the Initial Liquidating Distribution, the independent directors of the board of directors updated the July Estimated Per-Share NAV, and, on January 8, 2018, we revised the estimated per-share NAV equal to $1.89 as of January 5, 2018 based on 6,959,059 shares of common stock outstanding on a fully diluted basis (“January Revised Estimated Per-Share NAV”). Our net assets in liquidation value per share of common stock as of September 30, 2018 was $2.27. In connection with this Quarterly Report on Form 10-Q, the independent directors of the Board updated the January Revised Estimated Per-Share NAV. Specifically, on October 25, 2018, the independent directors, who comprise a majority of the Board, with Edward M. Weil Jr. abstaining, based on the recommendation of the Advisor, unanimously approved an estimated per-share net asset value of common stock equal to $2.27 as of September 30, 2018 based on 6,959,059 shares of common stock outstanding on a fully diluted basis (the “September Revised Estimated Per-Share NAV”) which contemplated the remeasurement of assets and liabilities as of September 30, 2018 as described in more detail in Note 4 — Liability for Estimated Costs During Liquidation. See Item 5. Determination of Estimated Per-Share NAV for further details regarding the September Revised Estimated Per-Share NAV.
There can be no guarantee as to the exact amount of net liquidation proceeds that ultimately will be available for distribution to our stockholders pursuant to the Plan of Liquidation. This amount may vary from the September Revised Estimated Per-Share NAV and the net assets in liquidation value per share of common stock as of September 30, 2018.
Both the September Revised Estimated Per-Share NAV and net assets in liquidation value per share are based on certain assumptions and estimates and may not reflect the amount that our stockholders will receive in the Plan of Liquidation. During the course of liquidating and dissolving, we may incur unanticipated expenses and liabilities all of which are likely to reduce the cash available for distribution to our stockholders.
As of September 30, 2018, our assets consist primarily of cash and restricted cash. In light of the Plan of Liquidation, the Company does not intend to conduct future investment activities.
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
Properties
We do not own any properties as of September 30, 2018.
As of September 30, 2018, our assets consist primarily of cash and restricted cash. In light of the Plan of Liquidation, we do not intend to conduct future investment activities.
Results of Operations
As a result of our stockholders’ approval of the Plan of Liquidation and our adoption of Liquidation Basis of Accounting as of December 21, 2017, the results of operations for the current year period are not comparable to the prior year period.
Changes in Net Assets in Liquidation for the Three and Nine Months Ended September 30, 2018

Net assets in liquidation increased by approximately $0.6 million during the three months ended September 30, 2018 to $15.8 million. During the nine months ended September 30, 2018, net assets in liquidation increased by approximately $0.9 million from $14.9 million to $15.8 million. The changes were primarily due to a remeasurement of assets and liabilities in liquidation. The net assets in liquidation divided by the 6,958,970 shares at September 30, 2018 would result in approximately $2.27 of net assets in liquidation per share. Net assets in liquidation includes projections of costs and expenses to be incurred during the period required to complete the Plan of Liquidation. There is inherent uncertainty with these estimates, and they could change materially based on changes in the underlying assumptions of the projected cash flows. To date, no indemnification claims have been made under the Purchase Agreement, and we expect we will make a final distribution of our remaining cash and complete our liquidation and dissolution shortly after the final portion of the Escrow Amount is released. The amount of net cash proceeds available for distribution pursuant to the Plan of Liquidation depends on a variety of factors, including, but not limited to, the amount required to pay both existing liabilities and obligations as well as any contingent liabilities and the cost of operating the Company through the date of its final dissolution. Both the September Revised Estimated Per-Share NAV and net assets in liquidation value per share are based on certain assumptions and estimates and may not reflect the amount that our stockholders will receive in the Plan of Liquidation.
Cash Flows for the Nine Months Ended September 30, 2017
During the nine months ended September 30, 2017, net cash provided by operating activities was $4.5 million. The level of cash flows used in or provided by operating activities is affected by the number of properties owned, the performance of those properties, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses. Cash inflows related to a net loss adjusted for non-cash items of approximately $2.9 million (net loss of $1.2 million adjusted for non-cash items including depreciation and amortization of tangible and identifiable intangible real estate assets, amortization of deferred financing costs, amortization of mortgage premiums and equity-based compensation of $4.1 million), a decrease in prepaid expenses and other assets of $0.3 million due to tenant receivables and prepaid expenses, an increase in accounts payable and accrued expenses of $1.4 million due to legal fees related to the pending Asset Sale and Plan of Liquidation, as well as related party expense reimbursements. These cash inflows offset against cash outflows of $0.2 million related to an increase in straight-line rent receivables and approximately $19,000 in deferred rent.
The net cash used in investing activities during the nine months ended September 30, 2017 of approximately $0.1 million related to capital expenditures.
Net cash used in financing activities of $7.8 million during the nine months ended September 30, 2017 consisted primarily of repurchases of our common stock of $1.9 million, distributions to stockholders of $5.8 million, principal payments made on mortgage notes payable of approximately $75,000 and distributions paid to non-controlling interest holders of approximately $15,000.
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
Asset Sale
On December 22, 2017, at the Closing of the Asset Sale, HTI paid us $108.4 million, representing the purchase price under the Purchase Agreement of $120.0 million, less, (i) $0.7 million, reflecting prorations and closing adjustments pursuant to the Purchase Agreement, (ii) $4.9 million, reflecting the outstanding principal amount of the loan secured by our Philip Center property assumed by HTI at the Closing in accordance with the Purchase Agreement, and (iii) the $6.0 million Escrow Amount. The Escrow Amount, less any amounts paid or reserved for pending or unsatisfied indemnification claims that HTI may make pursuant to the Purchase Agreement, will be released to us in installments over a period of 14 months following the Closing of which $2.0 million of this amount had been released as of September 30, 2018. In addition, we incurred $1.3 million in closing and other transaction costs.
Liquidating Distributions
In light of the Asset Sale and the Plan of Liquidation, our board of directors ceased declaring and paying regular distributions to our stockholders following the distributions to stockholders of record with respect to each day during the month of July 2017.

We believe that the net cash proceeds generated by the Asset Sale will be sufficient to pay our expenses, including the expenses of liquidating, and to satisfy our liabilities and obligations. The Initial Liquidating Distribution $109.6 million, or $15.75 per share of the Company’s common stock, as of December 31, 2017 was made in January 2018. We may also pay additional periodic liquidating distributions. As of September 30, 2018, we have $12.2 million in cash and $4.0 million in restricted cash, representing the Escrow Amount. During the nine months ended September 30, 2018, restricted cash decreased by $2.0 million,when a portion of the Escrow Amount was released in accordance with the terms of the Purchase Agreement. The Plan of Liquidation provides that the final distribution will not occur earlier than the end of the 14-month survival period of the representations and warranties under the Purchase Agreement and will not occur prior to final resolution of any unsatisfied indemnification claims or other claims that are first made prior to the end of that period. The Escrow Amount, less any amounts paid or reserved for pending or unsatisfied indemnification claims of HTI made pursuant to the Purchase Agreement, will be released in installments thereafter over a period of 14 months following the Closing Date. To date, no indemnification claims have been made under the Purchase Agreement, and we expect we will make a final distribution of our remaining cash and complete our liquidation and dissolution shortly after the final portion of the Escrow Amount is released.
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
We believe that the net cash proceeds generated by the sale of assets noted above will be sufficient to pay our expenses, including the expenses of liquidating, and to satisfy our liabilities and obligations. After for providing for these amounts, we recorded an initial liquidating distribution payable to stockholders in the amount of $109.6 million, or $15.75 per share of the Company’s common stock, as of December 31, 2017. The Initial Liquidating Distribution was made in January 2018. We may also pay additional periodic liquidating distributions.
Loan Obligations
There were no loan obligations as of September 30, 2018.
Contractual Obligations
As of September 30, 2018, we have no principal or interest on mortgage payments due and no contractual future lease rental payments.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As of September 30, 2018 the Company is not exposed to market risks for any amounts included in the statement of net assets under the liquidation basis of accounting.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of the end of such period, that our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
Unregistered Sales of Equity Securities
We did not sell any equity securities that were not registered under the Securities Act during the three and nine months ended September 30, 2018.
Use of Proceeds from Sales of Registered Securities
On August 20, 2014, we commenced our initial public offering of common stock (the “IPO”) on a “reasonable best efforts” basis of up to a maximum of $3.1 billion of common stock, consisting of up to 125.0 million shares, pursuant to the Registration Statement initially filed on May 28, 2014 with the SEC under the Securities Act of 1933, as amended. The Registration Statement, which was declared effective by the SEC on August 20, 2014, also covered 26.3 million shares of common stock pursuant to the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. On January 25, 2016, we registered an additional 0.7 million shares to be issued pursuant to the DRIP pursuant to a new registration statement (File No. 333- 209117). On August 20, 2016, the IPO lapsed in accordance with its terms.
As of September 30, 2018, we had issued approximately 7.0 million shares of our common stock, including shares issued pursuant to the DRIP, and had received total proceeds from the IPO and the DRIP, net of share repurchases, of $169.4 million.
There were no purchases of our equity securities during the three and nine months ended September 30, 2018.
Additionally, we incurred offering costs associated with the issuance of our common stock. We were responsible for offering and related costs from the IPO, excluding selling commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs, excluding selling commissions and dealer manager fees, in excess of the 2.0% limitation as of the end of the IPO are the Advisor’s responsibility. As of the end of the IPO, which lapsed in accordance with its terms in August 2016, offering and related costs, excluding commissions and dealer manager fees, exceeded 2.0% of gross proceeds received from the IPO by $3.8 million. The obligation of the Advisor and its affiliates to pay this amounts, was satisfied through the agreement to pay payment, tender, waiver or assumption of certain fees, expenses and obligations, as applicable, pursuant to the Letter Agreement. Please see Note 7 - Related Party Transactions and Arrangements of the accompanying consolidated financial statements for a further description of these arrangements.
The following table reflects the offering costs associated with the issuance of common stock:

Period from April 24, 2014 (date of inception) to
(In thousands)	September 30, 2018
Selling commissions and dealer manager fees	$14,368
Other offering costs (1)	7,071
Total offering costs	$21,439
_______________

(1)	Includes $3.8 million of other offering costs that are in excess of the limitation of 2.0% of gross proceeds received from the IPO, as described above.

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
As of September 30, 2018, we have incurred $21.4 million of cumulative offering costs in connection with registering and selling shares of our common stock. As of September 30, 2018, cumulative offering costs included $4.1 million of offering cost reimbursements incurred from the Advisor, Former Dealer Manager and other affiliates of AR Global, excluding commissions and dealer manager fees.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Determination of Estimated Per-Share NAV as of September 30, 2018

Overview

On July 18, 2017, the independent directors of the Board unanimously approved an estimated per-share net asset value of common stock as of July 18, 2017 equal to $17.64 based on 6,959,059 shares of common stock outstanding on a fully diluted basis (the “July Estimated Per-Share NAV”). The July Estimated Per-Share NAV was based on an estimate, prepared by the Advisor, of the range of net proceeds from the Asset Sale that may be available to distribute to the Company’s stockholders in one or more liquidating distributions pursuant to the Plan of Liquidation. For further discussion of the July Estimated Per-Share NAV, including a discussion of methodologies, estimates and assumptions related thereto, see the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2017.

In light of the Closing and the payment of the Initial Liquidating Distribution, the independent directors of the Board updated the Company’s July Estimated Per-Share NAV. Specifically, on December 21, 2017, the independent directors, who comprise a majority of the Board, with Edward M. Weil, Jr. abstaining, based on the recommendation of the Advisor, unanimously approved an estimated per-share net asset value of common stock equal to $1.89 as of January 5, 2018 based on 6,959,059 shares of common stock outstanding on a fully diluted basis (the “January Revised Estimated Per-Share NAV”). The January Revised Estimated Per-Share NAV was approved following the approval of the Asset Sale and the Plan of Liquidation by the Company’s stockholders at the Company’s 2017 annual meeting of stockholders and the approval of the Initial Liquidating Distribution by the independent directors. The January Revised Estimated Per-Share NAV was approved subject to the payment of the Initial Liquidating Distribution. In the Company’s definitive proxy statement filed with the SEC on October 23, 2017 (the “Proxy Statement”), the Company provided an updated estimate of the range of net proceeds from the Asset Sale that may be available to distribute to the Company’s stockholders in one or more liquidating distributions pursuant to the Plan of Liquidation. This estimated range was greater than the July Estimated Per-Share NAV due primarily to additional estimated cash from operations resulting from a later estimated closing date. The January Revised Estimated Per-Share NAV was adjusted solely to give effect to the Initial Liquidating Distribution and did not contemplate any increase due to the additional estimated cash from operations that resulted from a later estimated closing date.

The Plan of Liquidation provides that the final distribution will not occur earlier than the end of the 14-month survival period of the representations and warranties under the Purchase Agreement and will not occur prior to final resolution of any unsatisfied indemnification claims or other claims that are first made prior to the end of that period. The Escrow Amount, less any amounts paid or reserved for pending or unsatisfied indemnification claims of HTI made pursuant to the Purchase

Agreement, will be released in installments thereafter over a period of 14 months following the Closing Date. To date, no indemnification claims have been made under the Purchase Agreement, and the Company expects that it will make a final distribution of its remaining cash and complete its liquidation and dissolution shortly after the final portion of the Escrow Amount is released. In connection with this Quarterly Report on Form 10-Q, the independent directors of the Board updated the Company’s January Revised Estimated Per-Share NAV. Specifically, on October 25, 2018, the independent directors, who comprise a majority of the Board, with Edward M. Weil, Jr. abstaining, based on the recommendation of the Advisor, unanimously approved an estimated per-share net asset value of common stock equal to $2.27 as of September 30, 2018 based on 6,959,059 shares of common stock outstanding on a fully diluted basis (the “September Revised Estimated Per-Share NAV”) which contemplates the remeasurement of assets and liabilities as of September 30, 2018 as described in more detail in Note 4 — Liability for Estimated Costs During Liquidation.

The following table, prepared by the Advisor, and reviewed by the independent directors, summarizes the individual components of the September Revised Estimated Per-Share NAV.

(all dollars in thousands, except per share)	September Revised Estimated Per-Share NAV
Estimated Net Proceeds from Plan of Liquidation (1)	$122,758
Initial Liquidating Distribution (2)	(109,605)
Remeasurement of Estimated Net Proceeds from Plan of Liquidation (3)	2,659
Estimated Net Proceeds from Plan of Liquidation	15,812
Shares of Common Stock (fully diluted)	6,959,059
Estimated Per-Share NAV	$2.27

(1) Represents the July Estimated Per-Share NAV multiplied by 6,959,059 shares of common stock outstanding on a fully diluted basis.
(2) Represents the Initial Liquidating Distribution of $15.75, which was paid on January 5, 2018, multiplied by the 6,959,059 shares of common stock outstanding on a fully diluted basis.
(3) Represents the cumulative change in estimated net proceeds from the Plan of Liquidation.

Limitations of Estimated Per-Share NAV

The September Revised Estimated Per-Share NAV is based on certain assumptions and estimates. There can be no guarantee as to the exact amount of net liquidation proceeds that will be available for distribution to the Company’s stockholders pursuant to the Plan of Liquidation. Moreover, shares of common stock are not listed on a national securities exchange, and the September Revised Estimated Per-Share NAV does not represent the amount a stockholder would obtain if a stockholder sold his or her shares.

These estimates and assumptions may not be accurate or complete and include, among other things, estimates and assumptions as to the actual amount of time it will take to complete the implementation of the Plan of Liquidation and whether the Company will be required to provide for any unknown and outstanding liabilities or expenses, which may include the establishment of a reserve fund or transferring assets to a liquidating trust to pay contingent liabilities and ongoing expenses in an amount to be determined as information concerning such contingencies and expenses becomes available. Under the Purchase Agreement, the Company is obligated to indemnify HTI in certain circumstances, including with respect to any stockholder litigation brought by the Company’s stockholders directly or derivatively in connection with the transactions contemplated by the Purchase Agreement. Indemnifiable losses incurred by HTI, if any, for which the Company is liable will reduce the amount of cash available for distribution to stockholders. Moreover, the Plan of Liquidation states that the final liquidating distribution will not occur earlier than the end of the 14-month survival period of the representations and warranties under the Purchase Agreement and will not occur prior to final resolution of any unsatisfied indemnification claims or other claims that are first made prior to the end of that period. Funding indemnity claims or other contingent liabilities could delay and reduce distributions to stockholders. The Company will also continue to incur liabilities and expenses from operations prior to the dissolution of the Company. The Company’s estimates regarding its expense levels may be inaccurate. Any unexpected claims, liabilities or expenses that arise, or any claims, liabilities or expenses that exceed the Company’s estimates, will reduce the amount of cash available for distribution to stockholders.

The Company is required to publish an estimated net asset value per share of its common stock and provide this information to its stockholders and to members of the Financial Industry Regulatory Authority (“FINRA”) and their associated persons who participated in the Company’s public offerings to assist them in meeting their customer account statement reporting obligations under the National Association of Securities Dealers Conduct Rule 2340. There is no assurance that the methodology used to establish the September Revised Estimated Per-Share NAV would be acceptable to FINRA for use on customer account statements, or that the September Revised Estimated Per-Share NAV will satisfy the applicable annual valuation requirements under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the Internal Revenue Code of 1986, as amended (the “Code”) with respect to employee benefit plans subject to ERISA and other retirement plans or accounts subject to Section 4975 of the Code.

Conflicts of Interest

Both the Advisor and HTI’s advisor are indirectly owned and controlled by AR Global Investments, LLC (“AR Global”). Edward M. Weil, Jr., the executive chairman of the Board, is also a member of the board of directors of HTI. Mr. Weil owns a non-controlling interest in the parent of AR Global and is also the chief executive officer of AR Global, which is the parent of the Company’s sponsor. In addition, the Company, HTI, the Advisor and HTI’s advisor have the same executive officers.

Inherent conflicts of interest exist where the individuals who comprise the management teams of the Company and HTI are the same individuals and those individuals assisted the Board and HTI’s board of directors in connection with the Asset Sale. In addition, P. Sue Perrotty, an independent director of the Company, has served as an independent director of another AR Global-sponsored REIT, Global Net Lease, Inc., since March 2015 and two other entities previously sponsored by AR Global that are now managed by unrelated advisors.
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

AMERICAN REALTY CAPITAL HEALTHCARE TRUST III, INC.
By:	/s/ Edward M. Weil, Jr.
Edward M. Weil, Jr.
Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Katie P. Kurtz
Katie P. Kurtz
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Dated: October 26, 2018

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101*
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Healthcare Trust III, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________
*     Filed herewith.